Form 10QSB
period 2007-03-31
Standard Commerce, Inc.
filed 2007-05-14
CIK 1390662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------
                                   FORM 10-QSB
                        --------------------------------
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2007

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Transition Period from __________ To _________

         Commission file number:    000-52496

                             STANDARD COMMERCE, INC.
           -----------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                           20-8296010
---------------------------------                   ----------------------------
(State or other jurisdiction                        (IRS Employer Identification
of incorporation or organization)                                No.)


            330 Clematis Street, Suite 217 West Palm Beach, FL 33401
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (800) 341-2684
           -----------------------------------------------------------
                           (Issuer's telephone number)

           -----------------------------------------------------------
     (Former Name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days:
Yes | | No |X|

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         As of May 14, 2007, there were 4,948,500 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format   Yes |_|   No |X|

                             STANDARD COMMERCE, INC.
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements. .................................................3

Item 2. Management's Discussion and Analysis or Plan of
Operation......................................................................8

Item 3. Controls and Procedures...............................................14

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...........14

Item 3. Defaults upon Senior Securities.......................................14

Item 4. Submission of Matters to a Vote of Securities Holders.................14

Item 5. Other Information.....................................................14

Item 6. Exhibits..............................................................15

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND ITS INDUSTRY. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND PROSPECTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements


                             Standard Commerce, Inc.
                                  Balance Sheet
                                    Unaudited
                               (Successor Company)
                                                                     March 31,
------------------------------------------------------------------------------
                                                                        2007
------------------------------------------------------------------------------
                                     ASSETS
Current assets
Cash                                                                  $ 41,447
Prepaid expenses                                                             0
                                                                      --------
  Total current assets                                                  41,447


------------------------------------------------------------------------------
Total Assets                                                          $ 41,447
------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade                                                $ 26,000
Current portion of long term debt                                            0
                                                                      --------
 Total current liabilities                                              26,000

Long term debt                                                               0

Stockholders' Equity:
Preferred stock                                                              0
Common stock-100,000,000 authorized $0.001 par value
4,948,500 issued & outstanding                                           4,949
Additional paid-in capital                                              94,022
Common stock subscriptions receivable                                        0
Deficit accumulated since Quasi-Reorganization December 31, 2004       (83,523)
                                                                      --------
Total Stockholders' Equity                                              15,447

------------------------------------------------------------------------------
Total Liabilities & Stockholders' Equity                              $ 41,447
------------------------------------------------------------------------------
See Notes to Unaudited Interim Financial Statements.




                                       Standard Commerce, Inc.
                                       Statement of Operations
                                              Unaudited
                                         (Successor Company)

                                                                -----------------------------
                                                                 Three Months Ended March 31,
                                                                -----------------------------
                                                                    2007              2006
                                                                -----------       -----------

Revenue                                                         $         0       $         0

Costs & Expenses:
  General & administrative                                            3,658                 0
  Impairment of Long Lived Assets                                         0                 0
  Interest                                                                0                 0
                                                                -----------       -----------
  Total Costs & Expenses                                              3,658                 0


---------------------------------------------------------------------------------------------
Net Loss                                                        ($    3,658)      $         0
---------------------------------------------------------------------------------------------

Basic and diluted per share amounts:
Continuing operations                                                   Nil               Nil
---------------------------------------------------------------------------------------------
Basic and diluted net loss                                              Nil               Nil
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)             4,948,500         1,948,500
---------------------------------------------------------------------------------------------
See Notes to Unaudited Interim Financial Statements.




                                     Standard Commerce, Inc.
                                     Statement of Cash Flows
                                            Unaudited
                                       (Successor Company)

                                                                   ----------------------------
                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                         2007          2006
                                                                   ----------------------------
Cash flows from operating activities:
Net Loss                                                              ($ 3,658)      $      0
Adjustments required to reconcile net loss
      to cash used in operating activities:
(Increase) decrease in current assets                                        0              0
Increase (decrease) in accounts payable & accrued expenses                (475)             0
---------------------------------------------------------------------------------------------
 Cash flows used by operating activities:                               (4,133)             0
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
  Cash used in investing activities                                          0              0
---------------------------------------------------------------------------------------------

 Cash flows from financing activities:
Proceeds from issuance of common stock                                  45,580              0
---------------------------------------------------------------------------------------------
  Cash generated by financing activities                                45,580              0
---------------------------------------------------------------------------------------------

Change in cash                                                          41,447              0
Cash-beginning of period                                                     0              0
---------------------------------------------------------------------------------------------
Cash-end of period                                                    $ 41,447       $      0
---------------------------------------------------------------------------------------------
See Notes to Unaudited Interim Financial Statements.

                             STANDARD COMMERCE INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION

Standard Commerce, Inc., (the "Company"), was originally formed in December 1994 in Nevada as Vietnam/US International Trade Corp. In June 1999 Company was sold and changed its name to Pioneer Spirit 2000.In May 2000 we changed our name to Mighty Star, Ltd. In April 2003 we changed our name to Shao Tong Chuan Health Vegetarian Foods (USA) Holdings, Inc and ceased all operations shortly thereafter. On January 8, 2007 we reorganized as a Delaware corporation and changed our name to Standard Commerce, Inc.

QUASI-REORGANIZATION: As of December 31, 2004, we concluded our period of reorganization by reaching a settlement agreement with all of our significant creditors. We, as approved by our Board of Directors, elected to state our December 31, 2004 balance sheet as a "quasi-reorganization", pursuant to ARB 43. These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in-capital. From January 2005 forward, we have recorded net income (and net losses) to retained earnings and (accumulated deficit).

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2006 Report on Form 10-SB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2007 and 2006. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

1.   COURT PROCEEDINGS:

On July 31, 2006, Clark County Court, Nevada approved an Order granting the custodianship of the company to Michael Anthony. The appointment is requires the custodian is to continue the business of the corporation and not to liquidate its affairs or distribute its assets. The material terms of the transaction confirmed by the Clark County Court generally authorize Mr. Anthony to appoint new members to the Registrant's board of directors and to take any and all actions on behalf of the Company permitted by Nevada Statutes Section 78.347, including actions to:

     o settle affairs, collect outstanding debts, sell and convey property, real and personal

     o demand, sue for, collect, receive and take into his or their possession all the goods and chattels, rights and credits, moneys and effects, lands and tenements, books, papers, choses in action, bills, notes and property, of every description of the corporation

     o institute suits at law or in equity for the recovery of any estate, property, damages or demands existing in favor of the corporation
     o exercise the rights and authority of a Board of Directors and Officers in accordance with state law, the articles and bylaws

The accounts of any former subsidiaries were not included and have not been carried forward.

RESULTANT CHANGE IN CONTROL: In connection with the Order confirming custodianship of the company to Mr. Anthony approved on July 31, 2006, Michael Anthony became our sole director on September 7, 2006. As sole director, Michael Anthony entered into an agreement with Century Capital Partners (CCP) whereby CCP agreed to make an investment of paid in capital of $60,000 to be used to pay for costs and expenses necessary to bring us back into compliance with state and federal securities laws and bring current all Securities and Exchange disclosure obligations. CCP will also assist the company in locating suitable merger candidates. In exchange for the $60,000 and future consulting services, CCP was issued 3,000,000 shares of common stock on August 1, 2006.

Mr. Anthony is the managing member of CCP, a limited liability company, and has sole voting and dispositive control.


3.      EARNINGS/LOSS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.


4. STOCKHOLDERS' EQUITY:

       REVERSE STOCK SPLIT
On January12, 2007 we declared a reverse split of our common stock. The formula provided that every twenty (20) issued and outstanding shares of common stock of the Corporation be automatically split into 1 share of common stock. Any resulting share ownership interest of fractional shares was rounded up to the first whole integer in such a manner that all rounding was done to the next single share and each and every shareholder would own at least 1 share. The reverse stock split was effective January 29, 2007 for holders of record at January 29, 2007. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 1, 2004.


4.      NEW ACCOUNTING STANDARDS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 "Accounting Changes," and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not believe that adoption of SFAS 154 will have a material impact on our financial statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

                                    OVERVIEW

         Standard Commerce, Inc., (the "Company" or "Standard Commerce"), was originally formed in December 1994 in Nevada as Vietnam/US International Trade Corp for purposes of engaging in the food services import and export business. In June 1999 Standard Commerce changed its name to Pioneer Spirit 2000. In May 2000 Standard Commerce changed its name to Mighty Star, Ltd.

         From early 2000 through December 2002, Standard Commerce (then Mighty
Star) was engaged in the business of exporting agricultural products from the United States to the Peoples Republic of China and had its principal place of business in California. In April 2003 Standard Commerce changed its name to Shao Tong Chuan Health Vegetarian Foods (USA) Holdings, Inc ("Shao Tong") and effectively ceased all operations by December 2002.

         On July 31, 2006, In its Order APPOINTING MICHAEL ANTHONY AS CUSTODIAN OF SHAO TONG CHUAN HEALTH VEGETARIAN FOODS (USA) HOLDINGS, INC. PURSUANT TO NRS
78.34 the Eighth District Court, Clark County, Nevada entered an Order granting the custodianship of the Company to Michael Anthony. The material terms of the transaction confirmed by the Clark County Court generally authorize Mr. Anthony to appoint new members to the Company's board of directors and to take any and all actions on behalf of the Company permitted by Nevada Statutes Section 78.347.

         The actions authorized under NRS 78.347 include:

         - To settle the affairs, collect the outstanding debts, sell and convey the property, real and personal

         - To demand, sue for, collect, receive and take into his or their possession all the goods and chattels, rights and credits, moneys and effects, lands and tenements, books, papers, choses in action, bills, notes and property, of every description of the corporation

         - To institute suits at law or in equity for the recovery of any estate, property, damages or demands existing in favor of the corporation

         - To exercise the rights and authority of a Board of Directors and Officers in accordance with state law, the articles and bylaws

         In accordance with the Order, Mr. Anthony appointed himself as sole interim Director and President. In addition, the Company hired Century Capital Partners, LLC ("CCP") a business consulting firm and affiliated entity, for the purpose of assisting the Company in its efforts to reinstate the Company in good standing with the State of Nevada, conduct asset and liability searches, retain legal counsel and accountants and to generally assist in performing the duties and functions of the custodian. CCP has also agreed to advise the Company as to potential business combinations. Mr. Anthony is the managing member of CCP. Accordingly, CCP is an affiliated entity.

         As of May 14, 2007, Standard Commerce is not in negotiations with, nor does it have any agreements with any potential merger candidate.

         On December 22, 2006, the Company changed its name to Standard Commerce, Inc. The name was not meant to be indicative of the Company's business plan or purpose. Standard Commerce's current business plan is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation.

         On December 15, 2006, Standard Commerce, Inc. was incorporated in Delaware for the purpose of merging with Standard Commerce, Inc. a Nevada Corporation so as to effect a redomicile to Delaware. The Delaware Corporation was authorized to issue 100,000,000 shares of $.001 par value common stock and 1,000,000 shares of $.001 par value preferred stock. On January 8, 2007, both Standard Commerce the Nevada corporation and Standard Commerce the Delaware corporation signed and filed Articles of Merger, with the respective states, pursuant to which the Nevada Corporation's shareholders received one share of new (Delaware) common stock for every one share of old (Nevada) common stock they owned. All outstanding shares of the Nevada Corporation's common stock were effectively purchased by the new Delaware Corporation, effectively merging the Nevada Corporation into the Delaware Corporation, and making the Delaware Corporation the surviving entity.

         On January 20, 2007 Standard Commerce's trading symbol was changed to "STCC.PK".

         Standard Commerce has never been in bankruptcy, a receivership or similar proceeding.

Current Business Plan

         Standard Commerce is a shell company in that it has no or nominal operations and either no or nominal assets. At this time, Standard Commerce's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

         Standard Commerce's common stock has been subject to quotation on the pink sheets. There is not currently an active trading market in the Company's shares nor do we believe that any active trading market has existed for the last 2 years. There can be no assurance that there will be an active trading market for our securities following the effective date of this Registration Statement. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

         Management has substantial flexibility in identifying and selecting a prospective new business opportunity. Standard Commerce would not be obligated nor does management intend to seek pre-approval by our shareholders.

         Standard Commerce may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. Standard Commerce may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

         Standard Commerce intends to promote itself privately. The Company has not yet begun such promotional activities. The Company anticipates that the selection of a business opportunity in which to participate will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders, and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

         Standard Commerce has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. On May 14, 2007 Standard Commerce had a cash balance of approximately $41,447. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's or 10KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officer and director of Standard Commerce has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

         The analysis of new business opportunities will be undertaken by, or under the supervision of, the officer and director of the Company with such outside assistance as he may deem appropriate. Management intends to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of the Company's officer and director. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Management of Standard Commerce expects to meet personally with management and key personnel of the business opportunity as part of the investigation. To the extent possible, the Company intends to utilize written reports and investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements are not available.

         The foregoing criteria are not intended to be exhaustive and there may be other criteria that management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, management may be expected to conduct a due diligence review.

         The Officer of Standard Commerce has limited experience in managing companies similar to the Company and shall mainly rely upon his own efforts, in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

         The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, Standard Commerce does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

         The time and costs required to pursue new business opportunities, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, can not be ascertained with any degree of certainty.

         Management intends to devote such time as it deems necessary to carry out the Company's affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our management will actually devote to our plan of operation.

         Standard Commerce intends to conduct its activities so as to avoid being classified as an "Investment Company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

         It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At March 31, 2007, we had cash assets of $41,447. At March 31, 2007, the Company had current liabilities of $26,000.

                              RESULTS OF OPERATIONS

                        THREE MONTHS ENDED MARCH 31, 2007
                  COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Revenues
--------

Revenues were $0.00 for the three months ended March 31, 2007, as compared to $0.00 for the three months ended March 31, 2006.

Operating Expenses
------------------

Operating expenses for the three months ended March 31, 2007 were $3,658 compared to $0 for the three months ended March 31, 2006. This increase was primarily attributed to general and administrative expenses.

Loss From Operations
--------------------

Loss from operations for the three months ended March 31, 2007 was $3,658 compared to $0 for the three months ended March 31, 2006.

Net Loss Applicable To Common Stock
-----------------------------------

Net loss applicable to Common Stock was $3,658 for the three months ended March 31, 2007, compared to $0 for the three months ended March 31, 2006. Net loss per common share was $nil for the three months ended March 31, 2007 and $nil for the three months ended March 31, 2006.


CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

         During the quarter ended December 31, 2006, we received $60,000 through the sale of 60,000,000 pre split (3,000,000 post split) restricted shares to Century Capital Partners, LLC an entity owned and controlled by our officer and director, Michael Anthony. Mr. Anthony paid the Company $17,716 during the fiscal year ended December 31, 2006 and the balance of $42,284 in the quarter ended March 31, 2007. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. Moreover, as of March 31, 2007 the Company had accounts payable of $26,000. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

         As of May 14, 2007, the Company has a cash balance of $41,447. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the Securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.

         Standard Commerce currently plans to satisfy its cash requirements for the next 12 months by borrowing from its officer and director or companies affiliated with its officer and director and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated entities. Standard Commerce currently expects that money borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes. The Company may explore alternative financing sources, although it currently has not done so.

         In connection with the plan to seek new business opportunities and/or effecting a business combination, the Company may determine to seek to raise funds from the sale of restricted stock or debt securities. The Company has no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

         There are no limitations in the certificate of incorporation on the Company's ability to borrow funds or raise funds through the issuance of restricted common stock to effect a business combination. The Company's limited resources and lack of recent operating history may make it difficult to borrow funds or raise capital. Such inability to borrow funds or raise funds through the issuance of restricted common stock required to effect or facilitate a business combination may have a material adverse effect on the Company's financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

         The Company currently has no plans to conduct any research and development or to purchase or sell any significant equipment. The Company does not expect to hire any employees during the next 12 months.

OFF BALANCE SHEET ARRANGEMENTS

         None.

RECENT ACCOUNTING PRONOUNCEMENTS

         We continue to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the Notes to the audited Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

         We are a shell company and, as such, do not employ critical accounting estimates. Should we resume operations, we will employ critical accounting estimates and will make any disclosures that are necessary and appropriate.

Description of Property

         Standard Commerce shares office space with its officer and director at 330 Clematis Street, Suite 217, West Palm Beach, Florida 33401. The Company does not have a lease and the Company pays no rent for the leased space. The Company does not own any properties nor does it lease any other properties. The Company does not believe it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations as described herein.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer, Michael Anthony, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-QSB. Michael Anthony, our sole director and officer, is the only individuals involved in our disclosure process. Our system is designed so that information is retained by us and relayed to counsel as it becomes available. Our Chief Executive Officer and Chief Financial Officer believes that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the required time periods.

Changes in Internal Control Over Financial Reporting

         No significant changes in our internal control over financial reporting have come to management's attention during the previous fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On July 31, 2006, In its Order Granting the PETITION FOR APPOINTMENT OF MICHAEL ANTHONY AS CUSTODIAN OF SHAO TONG CHUAN HEALTH VEGETARIAN FOODS (USA) HOLDINGS, INC. PURSUANT TO NRS 78.34 the Eighth District Court, Clark County, Nevada approved an Order granting the custodianship of the company to Michael Anthony. The material terms of the transaction confirmed by the Clark County Court generally authorize Mr. Anthony to appoint new members to the Company's board of directors and to take any and all actions on behalf of the Company permitted by Nevada Statutes Section 78.347. On September 27, 2006, the Eighth District Court, Clark County, Nevada granted the motion of the Custodian and discharged the Custodian and closed the matter.

         Standard Commerce's officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         We did not submit any matters to a vote of our stockholders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2007.

ITEM 5.  OTHER INFORMATION

         None.

Item 6.  Exhibits
Exhibit No.                Document
--------------------------------------------------

3.1.1    Original Articles of Incorporation dated December, 1994*

3.1.2    Amendment to Articles of Incorporation - June, 1999*

3.1.3    Amendment to Articles of Incorporation - May, 2000*

3.1.4    Amendment to Articles of Incorporation - April, 2003*

3.1.5    Amendment to Articles of Incorporation - December, 2006*

3.1.6    Articles of Incorporation - Delaware - December, 2006*

3.1.7    Amendment to Articles of Incorporation - January, 2007*

3.2      By-Laws*

31.1 Certification of Principal Executive and Principal Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1 Certification of Chief Executive and Chief Financial Officer pursuant to Sarbanes-Oxley Section 906

*        Previously filed as an Exhibit to our Form 10-SB filed on March 12,
         2007

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 STANDARD COMMERCE, INC.

                 /s/ MICHAEL ANTHONY
                 -------------------------
                 By:  Michael Anthony
                 CHIEF EXECUTIVE OFFICER
                 CHIEF FINANCIAL OFFICER
                 Date: May 14, 2007