Form 10QSB
period 2007-06-30
Standard Commerce, Inc.
filed 2007-08-13
CIK 1390662

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

                  For The Quarterly Period Ended June 30, 2007

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Transition Period from __________ To _________

         Commission file number:    000-52496

                             STANDARD COMMERCE, INC.
           -----------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             DELAWARE                                     20-8296010
---------------------------------            -----------------------------------
  (State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)


                         c/o American Union Securities,
             100 Wall Street, 15th Floor, New York, New York 10005
           -----------------------------------------------------------
                    (Address of principal executive offices)

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

State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         As of August 13, 2007, there were 4,948,500 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format   Yes ||   No |X|

                             STANDARD COMMERCE, INC.
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements. ................................................ 3

Item 2. Management's Discussion and Analysis or Plan of
Operation..................................................................... 8

Item 3. Controls and Procedures...............................................16

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...........16

Item 3. Defaults upon Senior Securities.......................................16

Item 4. Submission of Matters to a Vote of Securities Holders.................16

Item 5. Other Information.....................................................16

Item 6. Exhibits..............................................................17

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

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Standard Commerce, Inc.
                                 Balance Sheets
                                    Unaudited
                               (Successor Company)
                                                                    June 30,
-------------------------------------------------------------------------------
                                                                      2007
-------------------------------------------------------------------------------


                                      ASSETS
Current assets
Cash                                                                   $29,203
Prepaid expenses                                                             0
                                                                   ------------
  Total current assets                                                  29,203


-------------------------------------------------------------------------------
Total Assets                                                           $29,203
-------------------------------------------------------------------------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade                                                 $26,000
Current portion of long term debt                                            0
                                                                   ------------
 Total current liabilities                                              26,000

Stockholders' Equity:
Common stock-200,000,000 authorized $0.001 par value
4,948,500 issued & outstanding                                           4,949
Additional paid-in capital                                              94,022
Deficit accumulated since Quasi-Reorganization December 31, 2004       (95,767)
                                                                   ------------
Total Stockholders' Equity                                               3,203

-------------------------------------------------------------------------------
Total Liabilities & Stockholders' Equity                               $29,203
-------------------------------------------------------------------------------
See Notes to Unaudited Interim Financial Statements.


                                                      Standard Commerce, Inc.
                                                      Statement of Operations
                                                             Unaudited
                                                        (Successor Company)

                                                      ---------------------------------------     ---------------------------------
                                                           Three Months Ended June 30,               Six Months Ended June 30,
                                                      ---------------------------------------     ---------------------------------
                                                                   2007                 2006                 2007             2006
                                                      ------------------    -----------------     ---------------- ----------------
Revenue                                                              $0                   $0                   $0               $0

Costs & Expenses:
  General & administrative                                       12,244                5,000               15,902            5,000
  Interest                                                            0                    0                    0                0
                                                      ------------------    -----------------     ---------------- ----------------
  Total Costs & Expenses                                         12,244                5,000               15,902            5,000


-----------------------------------------------------------------------------------------------------------------------------------
Net Loss                                                      ($12,244)             ($5,000)            ($15,902)         ($5,000)
-----------------------------------------------------------------------------------------------------------------------------------

Basic and diluted per share amounts:
Continuing operations                                               Nil                  Nil                  Nil              Nil
Discontinued operations                                             Nil                  Nil                  Nil              Nil
-----------------------------------------------------------------------------------------------------------------------------------
Basic and diluted net loss                                          Nil                  Nil                  Nil              Nil
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)         4,948,500            1,948,500            4,948,500        1,948,500
-----------------------------------------------------------------------------------------------------------------------------------
See Notes to Unaudited Interim Financial Statements.



                                       Standard Commerce, Inc.
                                       Statement of Cash Flows
                                              Unaudited
                                         (Successor Company)

                                                              ----------------------------------
                                                                  Six Months Ended June 30,
                                                              ----------------------------------
                                                                          2007            2006
                                                              ---------------------------------

Cash flows from operating activities:
Net Loss                                                             ($15,902)        ($5,000)
Adjustments required to reconcile net loss
      to cash used in operating activities:
Increase (decrease) in accounts payable & accrued expenses               (475)           5,000
-----------------------------------------------------------------------------------------------
 Cash flows used by operating activities:                             (16,377)               0
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
  Cash used in investing activities                                          0               0
-----------------------------------------------------------------------------------------------

 Cash flows from financing activities:
Proceeds from issuance of common stock                                  45,580               0
-----------------------------------------------------------------------------------------------
  Cash generated by financing activities                                45,580               0
-----------------------------------------------------------------------------------------------

Change in cash                                                          29,203               0
Cash-beginning of period                                                     0               0
-----------------------------------------------------------------------------------------------
Cash-end of period                                                     $29,203              $0
-----------------------------------------------------------------------------------------------
See Notes to Unaudited Interim Financial Statements.


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

QUASI-REORGANIZATION: As of December 31, 2004, we concluded our period of reorganization by reaching a settlement agreement with all of our significant creditors(we determined none to exist). We, as approved by our Board of Directors, elected to state our December 31, 2004 balance sheet as a "quasi-reorganization", pursuant to ARB 43. These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in-capital. From January 2005 forward, we have recorded net income (and net losses) to retained earnings and (accumulated DEFICIT).

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2006 Report on Form 10-SB and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and six month periods ended June 30, 2007 and 2006. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

         Standard Commerce has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. On June 30, 2007 Standard Commerce had a cash balance of approximately $29,203 and current liabilities of $26,000. As of August 13, 2007, Standard Commerce had a cash balance of $1,714 following payment of its outstanding current liabilities. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's or 10KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officer and director of Standard Commerce has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

         It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. On June 30, 2007 Standard Commerce had a cash balance of approximately $29,203 and current liabilities of $26,000. As of August 13, 2007, Standard Commerce had a cash balance of $1,714 following payment of its outstanding current liabilities.

RECENT EVENTS

         On August 2, 2007, our majority shareholder, Century Capital Partners, LLC sold its common stock in a private transaction. Mr. Anthony, our sole board member and officer has agreed to remain in his position with the Company until the latter of a) tenth day following the mailing of this information statement or 2) ten days from the date of this resignation or 3) one day subsequent to the filing of the form 10QSB for the period ending June 30, 2007. Mr. Anthony shall not be requested to approve any transactions, outside the ordinary course of business, on behalf of the Company prior to the effective date of his resignation.

         It is anticipated that the 14f-1 will be filed with the Securities Exchange Commission and mailed to shareholders on or near August 15, 2007.

         It is anticipated that the Acquirors will enter into a Stock Exchange Agreement or other agreement in the future whereby American Tony Pharmaceutical, Inc, a Delaware corporation which owns 100% of Harbin Tianmu Pharmaceutical, a Chinese company ("Harbin"), will become our wholly owned subsidiary and that moving forward our sole business operations will be those of Harbin.

     Harbin is a high-growth private company that specializes in the development, manufacture and sales of natural medicines and biopharmaceuticals. Founded in November 1991 with registered capital of RMB 49.66 Yuan (approx. $6.4 million), the Company is located in the Limin Pharmaceutical Technology Park in Harbin City, capital of Heilongjiang Province, with a total area of 50,000 square meters (approx. 12.4 acres), including 15,000 square meters (approx. 3.7 acres) for the physical plant, and 1,800 square meters (approx. 0.4 acres) for warehouse. The whole site was built in compliance with the Chinese State Drug Administration GMP standards, with a total construction investment of RMB 50 million Yuan (approx. $6.4 million). The site is fully equipped with world-class production and testing equipment.


                              RESULTS OF OPERATIONS

                        THREE MONTHS ENDED JUNE 30, 2007
                  COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

Revenues
--------

Revenues were $0.00 for the three months ended June 30, 2007, as compared to $0.00 for the three months ended June 30, 2006.

Operating Expenses
------------------

Operating expenses for the three months ended June 30, 2007 were $12,244 compared to $5,000 for the three months ended June 30, 2006. This increase was attributed to general and administrative expenses, including legal and accounting fees.

Loss From Operations
--------------------

Loss from operations for the three months ended June 30, 2007 was $12,244 compared to $5,000 for the three months ended June 30, 2006.

Net Loss Applicable To Common Stock
-----------------------------------

Net loss applicable to Common Stock was $12,244 for the three months ended June 30, 2007, compared to $5,000 for the three months ended June 30, 2006. Net loss per common share was $nil for the three months ended June 30, 2007 and $nil for the three months ended June 30, 2006.

                         SIX MONTHS ENDED JUNE 30, 2007
                   COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

Revenues
--------

Revenues were $0.00 for the six months ended June 30, 2007, as compared to $0.00 for the six months ended June 30, 2006.

Operating Expenses
------------------

Operating expenses for the six months ended June 30, 2007 were $15,902 compared to $5,000 for the six months ended June 30, 2006. This increase was attributed to general and administrative expenses, including legal and accounting fees.

Loss From Operations
--------------------

Loss from operations for the six months ended June 30, 2007 was $15,902 compared to $5,000 for the six months ended June 30, 2006.

Net Loss Applicable To Common Stock
-----------------------------------

Net loss applicable to Common Stock was $15,902 for the six months ended June 30, 2007, compared to $5,000 for the six months ended June 30, 2006. Net loss per common share was $nil for the six months ended June 30, 2007 and $nil for the six months ended June 30, 2006.

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

         On June 30, 2007 Standard Commerce had a cash balance of approximately $29,203 and current liabilities of $26,000. As of August 13, 2007, Standard Commerce had a cash balance of $1,714 following payment of its outstanding current liabilities. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

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

Description of Property

         As of August 2, 2007 Standard Commerce shares office space with American Union Securities at 100 Wall Street, 15th Floor, New York, New York 10005. The Company does not have a lease and the Company pays no rent for the leased space. The Company does not own any properties nor does it lease any other properties. The Company does not believe it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations as described herein.

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

                 STANDARD COMMERCE, INC.

                 /s/ MICHAEL ANTHONY
                 -------------------------
                 By:  Michael Anthony
                 CHIEF EXECUTIVE OFFICER
                 CHIEF FINANCIAL OFFICER
                 Date: August 13, 2007