Form 10QSB
period 2007-09-30
Standard Commerce, Inc.
filed 2007-11-19
CIK 1390662

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2007

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-52496

STANDARD COMMERCE, INC.

(Name of Small Business Issuer in its Charter)

              Delaware

            20-8296010

 (State or Other Jurisdiction of

              (I.R.S. Employer I.D. No.)

  incorporation or organization)

c/o American Union Securities

100 Wall Street, 15th Floor, New York, NY 10005

(Address of Principal Executive Offices)

Issuer's Telephone Number: (212) 232-0120

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.

Yes X                    No   __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes         No  _X_

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

November 19, 2007

Common Voting Stock:  194,850,000

Transitional Small Business Disclosure Format (check one):                 Yes                   No   X

Standard Commerce, Inc.
Balance Sheets
Unaudited
(Successor Company)
September 30,
2007

Assets
Current assets
Cash	$0
Prepaid expenses	0
Total current assets	0

Total Assets	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$950
Current portion of long term debt	0
Total current liabilities	950

Stockholders' Deficiency:
Preferred stock	0
Common stock-100,000,000 authorized $0.001 par value
4,948,500 issued & outstanding	4,949
Additional paid-in capital	94,022
Deficit accumulated since Quasi-Reorganization December 31, 2004	(99,920)
Total Stockholders' Deficiency	(950)

Total Liabilities & Stockholders' Deficiency	$0
See Notes to Unaudited Interim Financial Statements.

Standard Commerce, Inc.
Statement of Operations
Unaudited
(Successor Company)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2007	2006	2007	2006

Revenue	$0	$0	$0	$0

Costs & Expenses:
General & administrative	856	5,000	16,758	5,000
Interest	0	0	0	0
Total Costs & Expenses	856	5,000	16,758	5,000

Net Loss	($856)	($5,000)	($16,758)	($5,000)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Basic and diluted net loss	Nil	Nil	Nil	Nil

Weighted average shares outstanding (basic & diluted)	4,948,500	3,905,022	4,948,500	2,607,841
See Notes to Unaudited Interim Financial Statements.

Standard Commerce, Inc.
Statement of Cash Flows
Unaudited
(Successor Company)

	Nine Months Ended Sept 30,
	2007	2006

Cash flows from operating activities:
Net Loss	($16,758)	($5,000)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided by related parties
Expenses paid by affiliates & related parties	3,297	0
Increase (decrease) in accounts payable & accrued expenses	(28,822)	5,000
Cash flows used by operating activities:	(42,283)	0

Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from issuance of common stock	42,283	0
Cash generated by financing activities	42,283	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0
See Notes to Unaudited Interim Financial Statements.

STANDARD COMMERCE INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and nine month periods ended September 30, 2007 and 2006. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2.	Earnings/Loss Per Share

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

3. Stockholders' Equity:

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20 “Accounting Changes,” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not believe that adoption of SFAS 154 will have a material impact on our financial statements.

5.	Subsequent Event

On November 13, 2007 Standard Commerce, Inc. (“Standard Commerce”) acquired the outstanding capital stock of American Jianye Ethanol Company, Inc., a Delaware corporation (“American Jianye”).  American Jianye is a holding company that owns all of the registered capital of Zhao Dong Jianye Fuel Co., Ltd. (“Zhao Dong Jianye Fuel”), a corporation organized under the laws of The People’s Republic of China.  Zhao Dong Jianye Fuel is engaged in the business of manufacturing and marketing ethanol and methanol for use as automobile fuel in The People’s Republic of China.  The majority shareholder of American Jianye is Jianye Wang, who is the sole director and Chief Executive Officer of Standard Commerce.

In exchange for the capital stock of American Jianye, Standard Commerce issued to the shareholders of American Jianye 189,901,500 shares of its common stock, representing 97.46% of the outstanding shares of Standard Commerce.  At the same time, Jianye Wang purchased 3,000,000 shares of Standard Commerce common stock from Huaqin Zhou, Ying Wang and Huakang Zhou for a price of $550,000.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The Reverse Merger

During the two years preceding November 13, 2007 Standard Commerce was a shell corporation, with no significant assets and no business operations.  On November 13, 2007 Standard Commerce acquired Zhao Dong Jianye Fuel Co., Ltd. (“Zhao Dong Jianye Fuel”), a corporation organized under the laws of The People’s Republic of China.  In exchange for Zhao Dong Jianye Fuel, Standard Commerce issued 189,901,500 shares of its common stock, representing 97.46% of the outstanding shares of Standard Commerce.

Zhao Dong Jianye Fuel is a development stage company that was founded in April 2004 with registered capital of RMB 9 million Yuan (US$1.1 million). It is located at 47 Huagong Road, Zhaodong City, Heilongjiang Province, in northeastern China.  Zhao Dong Ye Fuel engages in the development, manufacture, and distribution of alcohol based automobile fuel.  The Company’s products are designed to function as a lower-cost, more environmentally friendly alternative to conventional gasoline-based auto fuel.

Zhao Dong Jianye Fuel has, since its formation, been engaged in developing its products and its refinery.  The Company now has a facility capable of producing 300,000 tons of fuel annually, and has developed the core staff needed for full production operations.  The Company continues to operate only at the scale of small sample production, both for testing purposes and due to a need for working capital to fund the launch of full-scale operations.

The Company is currently capable of producing alcohol-based fuels comparable to lead-free gasoline with octane ratings ranging from #90 to #98. The Company’s products include both ethanol-based fuels (E10, E30, E50, E60, E70, E80 and E85), and methanol-based fuels (M10, M30, M50, M60, M70, M80 and M85), although the primary focus of its business plan is on methanol-based fuels due to their environmental and economic advantages. Recently the Company has also been engaged in research and development of methanol/ethanol blended fuels, including ME80 and ME85.

During the three and nine month periods ending September 30, 2007, which are the subject of this Quarterly Report, Standard Commerce had no business operations.  Therefore, the financial statements included in this Report reflect no revenue or any significant expenses.

Results of Operations

At September 30, 2007 Standard Commerce had no significant assets and no operations.  During the first nine months of 2007 the Company realized no revenue and incurred $16,758 in operating expenses.  Its operating expenses consisted of fees to lawyers and accountants necessary to maintain its standing as a fully-reporting public company and other administration expenses, which were primarily to the Company's transfer agent.

Liquidity and Capital Resources

At September 30, 2007 Standard Commerce had a working capital deficit of ($950), due to the fact that we had only $0 in cash to constitute our assets and owed $950, primarily for professional services including auditing fees and transfer agent fees.  Its operations consumed $42,283 of cash in the first nine months of 2007, due to the fact our net loss of $16,758 and decrease of our accounts payables and accrued expenses of $28,822.

The acquisition of Zhao Dong Jianye Fuel in November 2007 presents the Company with the issues of capital resources and liquidity that are a common accompaniment to the development of a new enterprise.  The operations of Zhao Dong Jianye Fuel to date have been funded primarily by capital contributions and short-term loans from our Chairman, Jianye Wang, which have been adequate to bring us to the point where we are prepared to commence full scale production.  At June 30, 2007 the balance due from Zhao Dong Jianye Fuel to Mr. Wang was $138,246.

The working capital of Zhao Dong Jianye Fuel at June 30, 2007 totaled $2,552,030.  Included in that working capital, however, was an advance payment to Qinhuangdao Far East Petroleum Refinery Co., Ltd. in the amount of $2,630,000.  The recipient of this advance payment will be our primary source of petroleum distillate, and we made this payment in accord with Chinese custom, to enable the refinery to expand its production capacity in anticipation of doing a large amount of business with us.  It should be noted, however, that if the advance payment is removed from the calculation of our working capital, then we had negative working capital at June 30, 2007.

In order for Zhao Dong Jianye Fuel to commence full scale operations, we will need approximately $4,000,000 to purchase raw materials and fund our initial receivables.  On its June 30, 2007 balance sheet, Zhao Dong Jianye Fuel had property and equipment with a book value of $3,588,660 on which there is no lien.  We expect that some amount of the funds that we require can be obtained by pledging those assets to secure a loan.  The remainder, however, will be obtained from the sale of equity.  To date we have no commitment from any source for either debt or equity financing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Jianye Wang, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Jianye Wang concluded that the Company’s system of disclosure controls and procedures was effective as of September 30, 2007 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s third fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 6.

Exhibits

31

Rule 13a-14(a) Certification

32

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

STANDARD COMMERCE, INC.

Date: November 19, 2007

By: /s/ Jianye Wang

        Jianye Wang, Chief Executive Officer