Form 10QSB
period 2007-12-31
China Jianye Fuel, Inc.
filed 2008-03-13
CIK 1390662

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                                                                            For the quarterly period ended December 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                                            For the transition period from _____ to _____

Commission File No. 0-52496

CHINA JIANYE FUEL, INC.
(Name of Small Business Issuer in its Charter)

Deleware	20-8296010
(State or Other Jurisdiction of	(IRS Employer I.D. No.)
  incorporation or organization)

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

Yes X                    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ___   No  X_

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
March 13, 2008
Common Voting Stock:  29,976,923

Transitional Small Business Disclosure Format (check one):                 Yes ___           No   X

CHINA JIANYE FUEL, INC

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

(UNAUDITED)

Consolidated Balance Sheet	2
Consolidated Statements of Operations and Comprehensive Income	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5

CHINA JIANYE FUEL, INC

CONSOLIDATED BALANCE SHEET

ASSETS

December 31,
2007
(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$6,012
Accounts receivable, net of allowance of $20,624	4,104,180
Advances to suppliers	853,306
Inventory	497,794
Other current assets	9,762
Total Current Assets	5,471,054

PROPERTY AND EQUIPMENT, NET	2,706,229

OTHER ASSETS
Intangibles, net	59,264
Deferred production costs, net	266,098
Total Other Assets	325,362

Total Assets	$8,502,645

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$62,551
Due to related parties	254,162
Due to shareholders	22,617
VAT tax payable	319,768
Other current liabilities	12,015
Total Current Liabilities	671,113

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 194,850,000 shares issued
and outstanding	194,850
Additional paid-in capital	5,355,174
Retained earnings	2,033,985
Accumulated other comprehensive income	247,523
Total Stockholders’ Equity	7,831,532

Total Liabilities and Stockholders' Equity	$8,502,645

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JIANYE FUEL, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	The Three Months Ended			The six Months Ended
	December 31,			December 31,
	2007	2006		2007	2006
	(unaudited)			(unaudited)

SALES	$3,449,434		$68,242	$3,497,730	$110,189

COST OF GOODS SOLD	1,316,038		16,356	1,373,581	61,192

GROSS PROFIT	2,133,396		51,886	2,124,149	48,997

EXPENSES
Selling, general and administrative	86,725		89,446	89,189	91,166

INCOME FROM OPERATIONS	2,046,671		(37,560)	2,034,960	(42,169)

OTHER INCOME (EXPENSES)	-		(43,219)	-	(44,253)

INCOME BEFORE PROVISION FOR	2,046,671		(80,779)	2,034,960	(86,422)
INCOME TAX

PROVISION FOR INCOME TAX	-		-	-	-

NET INCOME	2,046,671		(80,779)	2,034,960	(86,422)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(161,873)		(5,666)	(68,177)	121,100

COMPREHENSIVE INCOME	$1,884,798	$	(86,445)	$1,966,783	$34,678

BASIC EARNINGS PER SHARE	$.02		$-	$.04	$-
DILUTED EARNINGS PER SHARE	$.02		$-	$.04	$-

WEIGHTED AVERAGE
SHARES OUTSTANDING
BASIC	101,963,397		-	53,455,948	-
DILUTED	101,963,397		-	53,455,948	-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JIANYE FUEL, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	December 31,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,034,960	$	(86,422)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Bad debt expense	20,096	-
Depreciation and amortization	64,382	52,452
Deferred depreciation expense	(12,544)	(24,801)
Changes in current assets and current liabilities:
Accounts receivable	(4,019,202)	-
Advances to suppliers	1,840,340	-
Inventory	(321,494)	(6,382)
Inter company and related party	107,212	35,599
Other current assets	(8,200)	-
Accounts payable and accrued expenses	(66,193)	49,346
Due to shareholders	37,578	11,900
VAT tax payable	330,821	(11,622)

Total Adjustments	(2,027,204)	106,492

Net Cash Provided by Operating Activities	7,756	20,070

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(2,467)	(20,240	)-

Net Cash Used by Investing Activities	(2,467)	(20,240)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contributions	-	2,530,000

Net Cash Provided by Financing Activities	-	2,530,000

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	162	34,016

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,451	2,563,846

CASH AND CASH EQUIVALENTS – BEGINNING	561	728

CASH AND CASH EQUIVALENTS – ENDING	$6,012	$2,564,574

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JIANYE FUEL, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

China Jianye Fuel Inc. (“the Company”) is a manufacturer and distributor of alternative fuel for automobile use.  The Company was incorporated as Standard Commerce, Inc. (“Standard Commerce”) in December 1994 in Nevada. On November 13, 2007, Standard Commerce acquired the outstanding capital stock of American Jianye Ethanol Company, Inc., a Delaware corporation (“American Jianye”) and changed its name to China Jianye Fuel Inc. For accounting purposes, the acquisition was treated as a recapitalization of American Jianye.  American Jianye is a holding company that owns 100% of Zhao Dong Jianye Fuel Co., Ltd. (“Zhao Dong Jianye Fuel”), a corporation organized under the laws of The People’s Republic of China.  Zhao Dong Jianye Fuel is engaged in the business of manufacturing and marketing ethanol and methanol for use as automobile fuel in The People’s Republic of China.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals (GAAP) applicable to interim financial information and with the requirements of Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of China Jianye and its subsidiary, after elimination of all material inter-company accounts, transactions, and profits.  Results of operations for the three and six months ended December 31, 2006 were presented here for comparative purposes only.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements” (SFAS 157), which provides guidance for how companies should measure fair value when required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principles (GAAP). SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, that the adoption of SFAS 157 will have on its financial statements.

NOTE 3 – ADVANCES TO SUPPLIERS

As a common business practice in China, the Company is required to make advance payments to certain suppliers for construction.  Such advances are interest-free and unsecured.

NOTE 4 – INVENTORY

Inventory at December 31, 2007 consisted of the following:

Raw materials	$455,173
Packaging supplies	9,070
Finished goods	33,551

Total	$497,794

CHINA JIANYE FUEL, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 consisted of the following:

Buildings	$1,439,771
Machinery and equipment	1,631,751
Subtotal	3,071,522
Less: Accumulated depreciation	365,293
Total	$2,706,229

Depreciation expense for the six months ended December 31, 2007 and 2006 amounted to $63,332 and $51,458, respectively

NOTE 6– INTANGIBLE ASSETS

Net intangible assets at December 31, 2007 consisted of the following:

Rights to use land	$68,962
Less: accumulated amortization	9,698
Total	$59,264

Amortization expense for the six months ended December 31, 2007 and 2006 amounted to $1,050 and $994, respectively.

NOTE   7 – DEFERRED PRODUCTION COSTS

The deferred production cost represents depreciation taken on factory building and manufacturing equipment. In accordance with SFAS 7 “Accounting and Reporting by Development Stage Enterprises”, the production cost is capitalized and will be amortized over a period not greater than 5 years once normal operations commence. Net deferred production costs at December 31, 2007 were as follows:

Deferred production costs	$280,103
Less: accumulated amortization	14,005
Total	$266,098

Amortization expense for the six months ended December 31, 2007 and 2006 amounted to $12,544 and $-0-, respectively

NOTE 8 – RELATED PARTY TRANSACTONS

The Company and its affiliated entities constantly borrow money from each other.  The balance due to these entities at December 31, 2007 was $254,162.

NOTE 9 – DUE TO SHAREHOLDERS

Loans from shareholders are short-term in nature, payable on demand, unsecured and non-interest bearing.

NOTE 10 – EMPLOYEE WELFARE PLAN

        The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees' salaries to the employee welfare plan.

CHINA JIANYE FUEL, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 11 – RISK FACTORS

The Company had one major vendor who provided approximately 95% of the Company’s raw materials for the six months ended December 30, 2007. Total purchase from this vendor was $1,806,627 for the six months ended December 30, 2007.

One major customer accounted for approximately 99% of the net revenue for the six months ended December 31, 2007. Total sales to this customer were $3,425,385 for the six months ended December 31, 2007.

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 12 - CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with a financial institution of $6,012.

NOTE 13 - SUBSEQUENT EVENTS

None.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS

The Reverse Merger

During the two years preceding November 13, 2007 Standard Commerce, Inc. was a shell corporation, with no significant assets and no business operations.  On November 13, 2007 Standard Commerce acquired Zhao Dong Jianye Fuel Co., Ltd. (“Zhao Dong Jianye Fuel”), a corporation organized under the laws of The People’s Republic of China.  In exchange for Zhao Dong Jianye Fuel, Standard Commerce issued 189,901,500 shares of its common stock, representing 97.46% of the outstanding shares of Standard Commerce.  Subsequently, Standard Commerce, Inc. changed its name to “China Jianye Fuel, Inc.”

Zhao Dong Jianye Fuel was founded in April 2004 under the laws of the People’s Republic of China with registered capital of RMB 9 million Yuan (US$1.1 million). The Company is located at 47 Huagong Road, Zhaodong City, Heilongjiang Province, in northeastern China. Zhao Dong Ye Fuel engages in the development, manufacture, and distribution of alcohol based automobile fuel.  The Company’s products are designed to function as a lower-cost, more environmentally friendly alternative to conventional gasoline-based auto fuel

Zhao Dong Jianye Fuel was among the first China-based fuel manufacturers to bring to market alcohol-based automobile fuel. Alcohol fuel is an attractive alternative to gasoline for several reasons, including its environmental benefits.  Alcohol-based fuel burns with higher efficiency and significantly lower toxic waste emissions than any lead-free gasoline that meets China’s national GB17930-1999 fuel quality standards. With its average total toxic waste emission level being only 1% of the maximum toxic emission level mandated by the Chinese industry regulators, the quality of alcohol fuel is on par with or exceeds the international fuel quality standards for Type IV lead-free gasoline. In addition, due to the lower costs of the raw materials used in the manufacture process, the average integrated cost of such fuels is only about 4,000-4,150 Renminbi (“RMB”) ($540-560) per ton, lower than the prevailing wholesale price of #93 lead-free gasoline in China by as much as 1,000 RMB ($135) per ton.

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

Results of Operations

Zhao Dong Jianye Fuel commenced operations in 2004.  Its activities, however, have been essentially developmental.  Its research and development efforts have led to the development of a series of fuel products and the award of several patents.  With funds provided by its Chairman, Jianye Wang, it has developed a state-of-the-art refinery for the production of methanol-based fuels.  And it has organized a staff of engineers, managers and sales professionals that will be able to support its full-scale entry into the fuel market.

The Company’s revenue-producing activities had been incidental to the company’s research and development activities.  Prior to September 30, 2007, Zhao Dong Jianye Fuel sold modest amounts of fuel to a variety of customers, primarily to (a) develop the channels through which it will market when it commences full scale production and (b) introduce new products to those markets for testing and publicity.  In the fiscal year ended June 30, 2006 these incidental marketing efforts generated $541,103 in revenue.  In the most recent fiscal year, which ended on June 30, 2007, Zhao Dong Jianye Fuel suspended most of its revenue-producing activities in order to focus on internal organization activities.  As a result, during the six months ended December 31, 2006, no revenue was generated.  Likewise, during the three months ended September 30, 2007, no revenue was generated.

During the quarter ended December 31, 2007, however, Zhao Dong Jianye Fuel recorded its first significant revenue $3,449,434.  This occurred because Zhao Dong Jianye Fuel completed a sale and delivery of fuel additives to Zhanjiang Runtong Trading Corp., a transaction that produced 98% of the revenue for that quarter.  Zhanjiang Runtong Trading Corp. is an unrelated third party, and the transaction was the result of arms length negotiation.  The transaction, however, is not characteristic of the Company’s business plan, which contemplates the sale of fuel, with fuel additive transactions as only an occasional ancillary revenue stream.

The recent sale of additives to Zhanjiang Runtong Trading Corp. was profitable, leading to gross margin of 62% for the quarter.  In no prior period, however, did the Company generate any significant amount of gross profit – in the 2007 fiscal year, it generated negative gross profit.  The primary reason for the lack of gross profit is the inefficiency of the small batch processing of fuel that the company is currently engaged in for testing purposes.  Both the primary raw materials and our final products are highly evaporative liquids, whose properties are substantially affected by the atmospheric conditions. In order to minimize storage loss, we must make frequent purchases of raw materials in relatively small quantities. These have led to relatively high unit costs for raw materials.  At the same time, we must deliver our products promptly after production or they are affected by evaporation.  This necessitates shipping methods that are relatively high cost when applied to small quantities of fuel.  Both of these factors made our preliminary operations inefficient and unprofitable during the past two fiscal years.

When we commence full scale production, we expect our gross profit margin to be significantly higher than that which is customary for refiners of petroleum-based fuels.  This should occur because the market price of the raw materials for methanol-based fuels (i.e.  methanol and petroleum distillate) are substantially lower than the market price for gasoline.  At current market prices, we believe that we will be able to produce methanol-based fuel for $27 to $40 per ton less than the prevailing cost of refining gasoline with comparable octane levels.  The price advantage can only be achieved, however, when we produce our fuels in quantities that make efficient use of our refinery and ship it in quantities that enable us to obtain wholesale shipping charges.  Those conditions will be achieved only after we obtain the funds necessary to bring our operations up to the full production level.

Our selling, general and administrative expenses remained relatively modest in the six months ended December 31, 2007, primarily because almost all of our revenue came from one customer.  When we commence full-scale production, these expenses will increase significantly, primarily due to (a) increased staff required for production and marketing, (b) increased selling expense required to develop and expanded market for our products, and (c) increased depreciation expense.  Currently, we only depreciate the portion of our facility that has been put into active use.  The denominator for our depreciation calculation will increase when our entire facility is engaged in production.

During the last two fiscal years, as we organized our business, our net loss remained modest, despite our lack of gross profit.  In fiscal 2007 we realized a net loss of $58,111.  Our net loss for fiscal 2006 was $91,261.  For the six month period ended December 31, 2007 we recorded net income of $2,034,960 as a result of the sale to Zhanjiang Runtong Trading Corp.  During the same period, however, we realized on $7,756 in net cash from operations, as Zhanjiang Runtong Trading Corp. has not paid any significant portion of the purchase price for the additives it purchased.  The primary factor enabling us to reach our current condition without incurring large losses and to carry on operations with minimal cash flow was the willingness of our shareholders to serve our company for minimal compensation.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the six months ended December 31, 2007, the effect of converting our financial results to Dollars was to reduce our accumulated other comprehensive income by $161,873.

Liquidity and Capital Resources

Our operations to date have been funded primarily by capital contributions and short-term loans from our Chairman, Jianye Wang, which have been adequate to bring us to the point where we are prepared to commence full scale production.  At December 31, 2007 the balance due from Zhao Dong Jianye Fuel to Mr. Wang and his affiliates was $254,162.

Our working capital at December 31, 2007 totaled $4,799,941.  Included in our working capital, however, was $4,104,180 in accounts receivable, most of which is owed by Zhanjiang Runtong Trading Corp.  We are not certain of the payment date for that receivable.  Also included in working capital was an advance payment to Qinhuangdao Far East Petroleum Refinery Co., Ltd. in the amount of $853,306.  The recipient of this advance payment will be our primary source of petroleum distillate, and we made this payment in accord with Chinese custom, to enable the refinery to expand its production capacity in anticipation of doing a large amount of business with us.  We have, therefore, only a small amount of liquid assets.

In order to commence full scale operations, we will need approximately $4,000,000 to purchase raw materials and fund our initial receivables.  On our December 31, 2007 balance sheet, we have property and equipment with a book value of $2,706,229 on which there is no lien.  We expect that some amount of the funds that we require can be obtained by pledging those assets to secure a loan.  The remainder, however, will be obtained from the sale of equity.  To date we have no commitment from any source for either debt or equity financing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Jianye Wang, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Jianye Wang concluded that the Company’s system of disclosure controls and procedures was effective as of December 31, 2007 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s second fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 6.                 Exhibits

31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHINA JIANYE FUEL, INC.
Date: March 13, 2008	By: /s/ Jianye Wang
Jianye Wang, Chief Executive Officer
and Chief Financial Officer

*       *       *       *       *