Form 10-Q
period 2008-05-20
China Jianye Fuel, Inc.
filed 2008-05-21
CIK 1390662

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _____ to _____

Commission File No. 0-52496

CHINA JIANYE FUEL, INC.
(Name of Small Business Issuer in its Charter)

Delaware	20-8296010
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

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

Yes X                    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes       No  X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
May 20, 2008
Common Voting Stock:  29,976,923

Transitional Small Business Disclosure Format (check one):                 Yes            No   X

CHINA JIANYE FUEL, INC

CONSOLIDATED BALANCE SHEET

ASSETS

March 31,
2008
(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$118,879
Accounts receivable, net of allowance of $37,732	7,508,691
Advances to suppliers	1,087,582
Inventory	620,254
Prepaid expense	299,880
Other current assets	126,023
Total Current Assets	9,761,309

PROPERTY AND EQUIPMENT, NET	2,780,529

OTHER ASSETS
Intangibles, net	61,353
Deferred production costs, net	262,573
Total Other Assets	323,926

Total Assets	$12,865,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,997,918
VAT tax payable	424,716
Deferred revenue	4,320
Total Current Liabilities	3,426,954

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 29,976,923 shares issued
and outstanding	29,977
Additional paid-in capital	6,355,473
Retained earnings	2,448,415
Accumulated other comprehensive income	604,945
Total Stockholders’ Equity	9,438,810

Total Liabilities and Stockholders' Equity	$12,865,764,

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JIANYE FUEL, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	The Three Months Ended		The Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(unaudited)		(unaudited)

SALES	$3,249,795	$6,010	$6,705,173	$116, 199

COST OF GOODS SOLD	2,655,469	3,338	3,985,519	64,530

GROSS PROFIT	594,326	2,672	2,719,654	51,669

EXPENSES
Selling, general and administrative	229,642	38,429	270,264	129,594

INCOME FROM OPERATIONS	364,684	(35,757)	2,449,390	(77,925)

OTHER INCOME (EXPENSES)	-	(4,497)	-	(46,666)

INCOME BEFORE PROVISION FOR	364,684	(40,254)	2,449,390	(124,591)
INCOME TAX

PROVISION FOR INCOME TAX	-	-	-	-

NET INCOME	364,684	(40,254)	2,449,390	(124,591)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	357,422	131,418	673,122	252,518

COMPREHENSIVE INCOME	$722,106	$91,164	$3,122,512	$127,927

BASIC EARNINGS PER SHARE	$.01	$-	$.11	$-
DILUTED EARNINGS PER SHARE	$.01	$-	$.11	$-

WEIGHTED AVERAGE
SHARES OUTSTANDING
BASIC	24,314,615	-	23,046,211	-
DILUTED	24,314,615	-	23,046,211	-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JIANYE FUEL, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended
March 31,
2008	2007
(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,449,390	$(124,591)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Bad debt expense	35,840	-
Depreciation and amortization	167,906	77,760
Deferred depreciation expense	1,119	(24,964)
Changes in current assets and current liabilities:
Accounts receivable	(7,168,045)	-
Advances to suppliers	1,679,749	(1,453,349)
Inventory	(423,088)	(8,114)
Inter company and related party	(142,599)	44,785
Prepaid expense	(284,844)
Other current assets	(67,466)	-
Accounts payable and accrued expenses	2,781,581	55,588
Due to shareholders	15,778	11,900
Deferred revenue	4,103
VAT tax payable	422,955	(12,212)
Other current liabilities	(123,852)	(4,937)

Total Adjustments	(3,100,863)	(1,313,543)

Net Cash Provided by Operating Activities	(651,473)	(1,438,134)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(29,725)	(20,895	)-

Net Cash Used by Investing Activities	(29,725)	(20,895)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contributions	793,538	2,546,600

Net Cash Provided by Financing Activities	793,538	2,546,600

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	5,978	24,325

NET INCREASE IN CASH AND CASH EQUIVALENTS	118,318	1,111,885

CASH AND CASH EQUIVALENTS – BEGINNING	561	728

CASH AND CASH EQUIVALENTS – ENDING	$118,879	$1,112,613

The accompanying notes are an integral part of these consolidated financial statements.

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of China Jianye and its subsidiary, after elimination of all material inter-company accounts, transactions, and profits.  Results of operations for the three and nine months ended March 31, 2008 were presented here for comparative purposes only.

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

NOTE 4 – INVENTORY

Inventory at March 31, 2008 consisted of the following:

Raw materials	$565,478
Packaging supplies	20,447
Finished goods	34,329

Total	$620,254

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2008 consisted of the following:

Buildings	$1,453,017
Machinery and equipment	1,815,294
Subtotal	3,268,311
Less: Accumulated depreciation	487,782
Total	$2,780,529

Depreciation expense for the nine months ended March 31, 2008 and 2007 amounted to $166,484 and $76,759, respectively

NOTE 6– INTANGIBLE ASSETS

Net intangible assets at March 31, 2008 consisted of the following:

Rights to use land	$71,828
Less: accumulated amortization	10,475
Total	$61,353

Amortization expense for the nine months ended March 31, 2008 and 2007 amounted to $1,422 and $1,001, respectively.

NOTE   7 – DEFERRED PRODUCTION COSTS

The deferred production cost represents depreciation taken on factory building and manufacturing equipment. In accordance with SFAS 7 “Accounting and Reporting by Development Stage Enterprises”, the production cost is capitalized and will be amortized over a period not greater than 5 years once normal operations commence. Net deferred production costs at March 31, 2008 were as follows:

Deferred production costs	$291,749
Less: accumulated amortization	29,176
Total	$262,573

Amortization expense for the nine months ended March 31, 2008 and 2007 amounted to $27,712 and $-0-, respectively

NOTE 8 – RELATED PARTY TRANSACTONS

The Company and its affiliated entities constantly borrow money from each other.  The balance due to these entities at March 31, 2008 was $0.

NOTE 9 – DUE TO SHAREHOLDERS

Loans from shareholders are short-term in nature, payable on demand, unsecured and non-interest bearing.

NOTE 10 – EMPLOYEE WELFARE PLAN

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees' salaries to the employee welfare plan.
NOTE 11 – RISK FACTORS

The Company had one major vendor who provided approximately 78% of the Company’s raw materials for the nine months ended March 31, 2008. Total purchase from this vendor was $3,596,047 for the nine months ended March 31, 2008.

One major customer accounted for approximately 98% of the net revenue for the nine months ended March 31, 2008. Total sales to this customer were $6,580,279 for the nine months ended March 31, 2008.

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

NOTE 12 - CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with a financial institution of $118,879.

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

Results of Operations

Zhao Dong Jianye Fuel commenced operations in 2004.  Until the current year, however, its activities were essentially developmental.  Its research and development efforts have led to the development of a series of fuel products and the award of several patents.  With funds provided by its Chairman, Jianye Wang, it has developed a state-of-the-art refinery for the production of methanol-based fuels.  And it has organized a staff of engineers, managers and sales professionals that will be able to support its full-scale entry into the fuel market.

Until this year the Company’s revenue-producing activities had been incidental to the company’s research and development activities.  Prior to September 30, 2007, Zhao Dong Jianye Fuel sold modest amounts of fuel to a variety of customers, primarily to (a) develop the channels through which it will market when it commences full scale production and (b) introduce new products to those markets for testing and publicity.  In the fiscal year ended June 30, 2006 this incidental marketing effort generated $541,103 in revenue.  In the most recent fiscal year, which ended on June 30, 2007, Zhao Dong Jianye Fuel suspended most of its revenue-producing activities in order to focus on internal organization activities.  As a result, during the nine months ended March 31, 2007, no revenue was generated – in fact the company incurred negative sales due to a refund granted during the quarter.  Likewise, during the three months ended March 31, 2007 only $6,010 in revenue was generated.

During the quarter ended December 31, 2007, however, Zhao Dong Jianye Fuel recorded its first significant revenue - $3,449,434.  This occurred because Zhao Dong Jianye Fuel completed a sale and delivery of fuel additives to Zhanjiang Runtong Trading Corp.  In the quarter ended March 31, 2008 we realized an additional $3,249,795 in revenue, almost all of which was the result of a sale of fuel additives to another customer.  These two sales represented approximately 98% of our revenues for the nine months ended March 31, 2008.  Zhanjiang Runtong Trading Corp. and the other customer are unrelated third parties, and the transactions were the result of arms length negotiation.  The transactions, however, are not characteristic of the Company’s business plan, which contemplates the sale of fuel, with fuel additive transactions as only an occasional ancillary revenue stream.

The recent sales of additives were profitable, leading to gross margin of 18% for the quarter and 41% for the nine months ended March 31, 2008.  Again, however, these sales are not characteristics of the fuel sales that we expect to be the primary business of our Company.  In no prior period, when we were selling small quantities of fuel, did the Company generate any significant amount of gross profit – in the 2007 fiscal year, it generated negative gross profit.  The primary reason for the lack of gross profit is the inefficiency of the small batch processing of fuel that the company is currently engaged in for testing purposes.  Both the primary raw materials and our final products are highly evaporative liquids, whose properties are substantially affected by the atmospheric conditions. In order to minimize storage loss, we must make frequent purchases of raw materials in relatively small quantities. These have led to relatively high unit costs for raw materials.  At the same time, we must deliver our products promptly after production or they are affected by evaporation.  This necessitates shipping methods that are relatively high cost when applied to small quantities of fuel.  Both of these factors made our preliminary operations inefficient and unprofitable, except for our sales of fuel additives.

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

Our selling, general and administrative expenses remained relatively modest (4.8% of sales) in the nine months ended March 31, 2008, primarily because almost all of our revenue came from two customers.  When we commence full-scale production, these expenses will increase significantly, primarily due to (a) increased staff required for production and marketing, (b) increased selling expense required to develop and expanded market for our products, and (c) increased depreciation expense.  Currently, we only depreciate the portion of our facility that has been put into active use.  The denominator for our depreciation calculation will increase when our entire facility is engaged in production.

During the last two fiscal years, as we organized our business, our net loss remained modest, despite our lack of gross profit.  In fiscal 2007 we realized a net loss of $58,111.  Our net loss for fiscal 2006 was $91,261.  For the nine month period ended March 31, 2008 we recorded net income of $2,449,390 as a result of the sale of fuel additives.  During the same period, however, we realized a net loss of $651,473 in cash from operations, as neither of our major customers has paid any significant portion of the purchase price for the additives it purchased.  The primary factor enabling us to reach our current condition without incurring large losses and to carry on operations with minimal cash flow was the willingness of our shareholders to serve our company for minimal compensation and the fact that our creditors are tolerating an increase in our accounts payable.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the nine months ended March 31, 2008, the effect of converting our financial results to Dollars was to add $673,122 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Our operations to date have been funded primarily by capital contributions and short-term loans from our Chairman, Jianye Wang, which have been adequate to bring us to the point where we are prepared to commence full scale production.

Our working capital at March 31, 2008 totaled $6,334,355.  Included in our working capital, however, was $7,508,691 in accounts receivable, almost all of which is owed by Zhanjiang Runtong Trading Corp.  We are not certain of the payment date for that receivable.  Also included in working capital was an advance payment to Qinhuangdao Far East Petroleum Refinery Co., Ltd. in the amount of $1,087,582.  The recipient of this advance payment will be our primary source of petroleum distillate, and we made this payment in accord with Chinese custom, to enable the refinery to expand its production capacity in anticipation of doing a large amount of business with us.  We have, therefore, only a small amount of liquid assets.

In order to commence full scale operations, we will need approximately $4,000,000 to purchase raw materials and fund our initial receivables.  On our March 31, 2008 balance sheet, we have property and equipment with a book value of $2,780,529 on which there is no lien.  We expect that some amount of the funds that we require can be obtained by pledging those assets to secure a loan.  The remainder, however, will be obtained from the sale of equity.  To date we have no commitment from any source for either debt or equity financing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Jianye Wang, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Jianye Wang concluded that the Company’s system of disclosure controls and procedures was effective as of March 31, 2008 for the purposes described in this paragraph.

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

CHINA JIANYE FUEL, INC.

Date: May 20, 2008	By: /s/ Jianye Wang
                            Jianye Wang, Chief Executive Officer