Form 10-K
period 2008-06-30
China Jianye Fuel, Inc.
filed 2008-10-29
CIK 1390662

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)

|X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2008

                or

|   |           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______________ to _____________

Commission file number: 0-52496

CHINA JIANYE FUEL, INC.
(Exact name of small business issuer in its charter)

             Delaware____                                                                                                                          0-8296010
 (State or other jurisdiction of incorporation or organization)                                                                           (IRS Employer Identification No.)

100 Wall Street, 15th Floor, New York, NY, 10005
 (Address of principal executive offices)     (Zip Code)

Issuer's telephone number: 212-232-0120

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $ 0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes |  |   No | X |

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  Yes [ X]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the  best of  registrant's  knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any  amendment to this Form 10-KSB.  |  |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

The issuer’s revenues for its most recent fiscal year were $6,917,508.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 13, 2008 was $119,907,692.

The number of shares outstanding of the issuer’s common stock, as of October 13, 2008 was 29,976,923.

                       DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one): Yes |  | No |X|

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements regarding China Jianye Fuel, Inc. (“China Jianye Fuel”), its business and its financial prospects.  These statements represent Management’s present intentions and its present belief regarding the Company’s future.  Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report.  A number of those risks are set forth in the section of this report titled “Managements Discussion and Analysis – Risk Factors That May Affect Future Results.”

Because these and other risks may cause China Jianye Fuel’s actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.  Readers should also take note that China Jianye Fuel will not necessarily make any public announcement of changes affecting these forward-looking statements, which should be considered accurate on this date only.

ITEM 1.                      DESCRIPTION OF BUSINESS

The Structure of our Business

                China Jianye Fuel, Inc., through its wholly-owned subsidiary, American Jianye Ethanol Company, Inc., owns 100% of the registered capital of Zhao Dong Jianye Fuel Co., Ltd. (“Zhao Dong Jianye Fuel”), a corporation organized in 2004 under the laws of The People’s Republic of China.  Zhao Dong Jianye Fuel is engaged in the business of developing, manufacturing and distributing alcohol-based automobile fuel products in the Peoples Republic of China.

                American Jianye Ethanol Company, Inc. was organized under the laws of the State of Delaware in March 2007.  It never initiated any business activity.  In November 2007 American Jianye acquired 100% of the net assets of Zhao Dong Jianye Fuel in exchange for debt and equity in American Jianye.  Those shares represent the only asset of American Jianye.

                Zhao Dong Jianye Fuel Co., Ltd.  was founded in April 2004 under the laws of the People’s Republic of China with registered capital of RMB 9 million Yuan (US$1.3 million). The offices and manufacturing facility operated by Zhao Dong Jianye Fuel are located at 47 Huagong Road, Zhaodong City, Heilongjiang Province, in northeastern China. Zhao Dong Jianye Fuel engages in the development, manufacture, and distribution of alcohol based automobile fuel.  The Company’s products are designed to function as a lower-cost, more environmentally friendly alternative to conventional gasoline-based auto fuel

Zhao Dong Jianye Fuel was among the first China-based fuel manufacturers to bring to market alcohol-based automobile fuel. Alcohol fuel is an attractive alternative to gasoline for several reasons, including its environmental benefits.  Alcohol-based fuel burns with higher efficiency and significantly lower toxic waste emissions than any lead-free gasoline that meets China’s national GB17930-1999 fuel quality standards. With its average total toxic waste emission level being only 1% of the maximum toxic emission level mandated by the Chinese industry regulators, the quality of alcohol fuel is on par with or exceeds the international fuel quality standards for Type IV lead-free gasoline. In addition, due to the lower costs of the raw materials used in the manufacture process, the average integrated cost of such fuels is only about 4,000-4,150 Renminbi (“RMB”) ($590-610) per ton, lower than the prevailing wholesale price of #93 lead-free gasoline in China by as much as 1,000 RMB ($147) per ton.

Zhao Dong Jianye Fuel has, since its formation, been engaged in developing its products and its refinery.  The Company now has a facility capable of producing 300,000 tons of fuel annually, and has developed the core staff needed for full production operations.  In the Spring of 2008, the Company began to ship commercial quantities of fuel to customers, although it continues to operate at only a small fraction of its capacity due to a need for working capital to fund the launch of full-scale operations.

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

The Market for Alcohol-based Fuel

                Alcohol fuel is an attractive alternative to gasoline for several reasons, including its environmental benefits.  Alcohol-based fuels burn with higher efficiency and significantly lower toxic waste emissions than any lead-free gasoline that meets China’s national GB17930-1999 fuel quality standards. With its average total toxic waste emission level being only 1% of the maximum toxic emission level mandated by the Chinese industry regulators, the quality of alcohol fuel is on par with or exceeds the international fuel quality standards for Type IV lead-free gasoline. In addition, due to the lower costs of the raw materials used in the manufacture process, the average integrated cost of such fuels is only about 4,000-4,150 Renminbi (“RMB”) ($540-560) per ton, lower than the prevailing wholesale price of #93 lead-free gasoline in China by as much as 1,000 RMB ($135) per ton.

                China encourages the use of alcohol fuel as the substitute for gasoline due to the economic and environmental reasons, which provides a strong impetus for the development of alcohol fuel industry in the country. It is estimated that by 2010 the annual production capacity of domestic alcohol-based automobile fuel in China will reach 2 million tons. Meanwhile, worldwide demand for alcohol fuel is also gradually increasing, due to the limited supply and high cost of gasoline, and for environmental reasons. The increased demand has caused an increase in both the  price and the profit margin for alcohol-based fuel.

Research and Development:  Our Products

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

                Through June 30, 2008 we have invested approximately $143,000  in research and development.  In addition, our Chairman, Jianye Wang, controls Heilongjiang Jianye Fuel Co., Ltd.  That company has licensed to Zhao Dong Jianye Fuel a portfolio of patents, including technologies to manufacture:

•	M80-M90 alcohol-based automobile fuels (No. 2006100105225);
•	E80-E90 Alcohol-based automobile fuel (No. 200610010523X);

•	an ethanol-based clean automobile fuel (No. 2004100480448);
•	an ethyl/methyl alcohol based fuels manufacturing method (No. 2006100105244);

•	an M80-M90/E80-E90 alcohol-based automobile fuel catalyst manufacturing method (No. 2006100105102);
•	an ethanol/methanol degeneration method (No. 20061009907X); and

•	a manufacturing method of high-efficiency alcohol-gasoline blended fuel catalyst (No. 2006100099050).

The licenses are indefinite and royalty-free.

As a forerunner in the alcohol-based fuels industry, the Company itself has set the leading enterprise standards in China, and has been actively engaged in the development of national as well as provincial industry standards. During 2008 China’s National Standardization Committee formulated the first set of national standards for alcohol-based fuels.  These will standardize the manufacturing practice and quality control of alcohol-based automobile fuel.  Because of the Company’s involvement in the development of the standards, we are in full compliance with the new standards.

The efficacy of the Company’s M85 and E85 fuels in conventional automobiles was tested positively in April 2007 by the Heilongjiang Provincial Control & Test Institute.  The efficacy of its ME60, M30, M50, M85 and E85 fuels in conventional automobiles was tested with positive results in January 2007 by the Heilongjiang Automobile Products Quality Control Center.  The Company has also been granted High-tech Product and Environmentally Friendly Product certifications by the Heilongjiang Provincial Government and the Zhao Dong Municipal Government.

Operations to Date

Until this year, our sales had consisted of samples of our alcohol-based fuels, and occasional resale of fuel additives.  In the Spring of 2008, however, Zhao Dong Jianye Fuel commenced shipments of alcohol-based fuels in commercial quantities.  Our revenue for the year ended June 30, 2008, therefore, includes the following:

Product                      Tons                                Revenue
#90                               90.5                                  $36,000
#93                               4,195.8                             $3,500,000
#97                             minimal                              $5,000
Additives                    1,233                                $3,600,000

Most of our sales are large bulk shipments that we manufacture to order.  Currently our backlog of firm orders amounts to only $15,000, since we fabricate the products as soon as orders arrive.  At this time last year, we had no backlog.  At the same time, however, we have two significant production contracts:

-	Agreement for the sale of #97 ethanol fuel to Zhuhai Zhonghuan Oil Limited. This agreement contemplates the sale by us of 15,000 tons of fuel per month for a price of $1,110 per ton.

-
Agreement for sale of M30 fuel to Shanxi Province Hanzhong Xilan Liquified Petroleum Limited.  This agreement contemplates the sale by us of 200 to 300 tons per month at prices between $1,050 and $1,110 per ton.

These contracts do not qualify as backlog, because neither customer has a binding purchase obligation – the customers have the option to place monthly orders accompanied by payment of a deposit.  Nevertheless, the contracts are indicative of the kind of production agreements that we are pursuing and gradually obtaining.

Facilities

                Zhao Dong Jianye Fuel has, since its formation, been engaged in developing its products and its refinery.  The Company now has a facility capable of producing 300,000 tons of fuel annually, and has developed the core staff needed for full production operations.

The Company’s refinery is located on Tiewei Street, Tiedong District of Zhao Dong City, with a total usable area of 84737.32 m2 (912,105 square feet). Zhao Dong Jianye Fuel holds 30-year use rights on the land that will expire in 2035. The Company’s production facilities cover a total area of 16,000 m2 (172,223 square feet), including 12,000 m2 (129,167 square feet) of actually used area. The physical plant uses clean fuel blending and manufacturing equipment independently developed by the Company itself.  The plant has ready access to utilities, including water and electricity, as well as a dedicated railroad siding. The Company has obtained from the government all of the operational safety permits and environmental compliance certificates necessary to engage in production.   Our annual expense for compliance with Chinese environmental regulations is $350.

The Company has developed a patented method for blending the raw materials in its manufacture process. This processing technique enables production of Methanol automobile fuel under normal atmospheric conditions and temperatures, as well as at temperatures as low as -30℃ (-22 degrees Fahrenheit).  The Company’s refining process produces no significant amount of hazardous waste or pollution.  These qualities, which are superior to those of lead-free gasoline fuel, have been certified by a team of experts organized by the Heilongjiang Province Science & Technology Department.

The key to the efficacy of the Company’s fuels is the unique combination of catalysts with methanol to raise the oxygen content and increase the octane rating of the fuels.  Prior to September 2006, the Company used methyl tertiary-butyl ether (MTBE) as the primary catalyst in its alcohol fuels, following the then-standard international manufacturing practice.  As information became available regarding the risk to the environment of MTBE run-off, the Company had ceased using MTBE as an oxygenate, switching to different, environmental friendly and non-toxic high-carbon derivatives to fulfill the same functions.

           To date, the Company has developed six different types of catalysts, which are added into different types of alcohol–based fuels. These catalysts have proven to enhance fuel octane rating and engine power, inhibit the premature oxidation of the fuel, help remove sediment in the carburetor, and prevent the erosion of the engine cylinder surface. Whereas conventional alcohol-based automobile fuels can be used only in specially designed automobile engines, due to problems of corrosion and engine wear, the Company’s fuels can be readily used in ordinary motor vehicle engines, either independently or in combination with gasoline of comparable octane rating. The Company manufactures all six types of catalysts in its factory in Zhao Dong City, Heilongjiang Province.

Marketing

Currently Zhao Dong Jianye Fuel’s sales network have five sales companies in the major cities five provinces, including Harbin, Dalian, Shenyang, Qinhuangdao, and Beijing. Each of these five sales companies has 6 full-time sales persons. The Beijing-based sales company coordinates the Company’s overall sales efforts.

                The Company plans to sell its fuel products primarily through three channels:

                1. Direct to private gas stations;
2. Direct to state-owned refined fuel storage and retail facilities;
3. Distribution through CNPC and PetroChina’s nationwide network.

We expect the largest channel for distribution will be through the regional branches of CNPC and PetroChina, which have indicated a willingness to distribute our fuels to their affiliated gas stations.

Employees

The Company consists of six operational departments: technologies, sales, supply, planning, finance and the general office. There are currently 64 full-time employees, including 12 in management and administrative work, and 16 in R&D. 42% of the Company’s employees have at least a junior college degree or higher. The average age of the employees is 43.

ITEM 2.                      DESCRIPTION OF PROPERTY

The Company’s refinery is located on Tiewei Street, Tiedong District of Zhao Dong City, with a total usable area of 84737.32 m2 (912,105 square feet). Zhao Dong Jianye Fuel holds 30-year use rights on the land that will expire in 2035. The Company’s production facilities cover a total area of 16,000 m2 (172,223 square feet), including 12,000 m2 (129,167 square feet) of actually used area.

China Jianye Fuel maintains a mail-drop at the offices of American Union Securities, Inc. in New York City.  We do not compensate American Union Securities for this concession.

ITEM 3.                      LEGAL PROCEEDINGS

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the fourth quarter of fiscal 2008.

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information.

            The Company's common stock has been traded on the OTC Bulletin Board since December 28, 2006. At approximately the time that this report is filed, however, our common stock will be delisted from the OTC Bulletin Board, due to our failure to satisfy our SEC filing requirements in a timely fashion.  We expect that until we are eligible to re-apply for listing on the OTC Bulletin Board, our common stock will be quoted on the "Pink Sheets."

            Set forth below are the high and low bid prices for each of the quarters in the past two fiscal years. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.   The prices reflect the effect of a 1-for-20 reverse split of our common stock (which occurred on January 29, 2007) and a 2-for-13 reverse split of our common stock (which occurred on January 17, 2008) as if they had occurred on July 1, 2006.

Period	High	Low
July 1, 2006 - Sept 30, 2006	$13.00	$13.00
Oct. 1, 2006 - Dec. 31, 2006	$13.00	$13.00
Jan. 1, 2007 - Mar. 31, 2007	$17.33	$0.86
Apr. 1, 2007 -June 30, 2007	$2.60	$0.86

July 1, 2007 - Sept 30, 2007	$22.10	$2.60
Oct. 1, 2007 - Dec. 31, 2007	$43.76	$3.46
Jan. 1, 2008 - Mar. 31, 2008	$13.00	$1.25
Apr.1, 2008 - June 30, 2008	$4.00	$4.00

(b)  Holders. Our shareholders list contains the names of 29 registered stockholders of record of the Company’s Common Stock.

(c)  Dividend Policy.  China Jianye Fuel has  not declared or paid cash  dividends or made distributions  in the  past,  and we do not  anticipate  that we will  pay  cash dividends or make  distributions in the foreseeable  future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d) Recent Sales of Unregistered Securities. None.

(e) Repurchase of Equity Securities.  The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of fiscal 2008.

ITEM 6.                      MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

                Zhao Dong Jianye Fuel commenced operations in 2004.  Until the Spring of 2008, however, its activities were essentially developmental.  Its research and development efforts have led to the development of a series of fuel products and the award of several patents.  With funds provided by its Chairman, Jianye Wang, it has developed a state-of-the-art refinery for the production of methanol-based and ethanol-based fuels.  And it has organized a staff of engineers, managers and sales professionals that will be able to support its full-scale entry into the fuel market.

                Until the year ended June 30, 2008, the Company’s revenue-producing activities had been incidental to the company’s research and development activities.  Prior to September 30, 2007, Zhao Dong Jianye Fuel sold modest amounts of fuel to a variety of customers, primarily to (a) develop the channels through which it will market when it commences full scale production and (b) introduce new products to those markets for testing and publicity.  In the fiscal year ended June 30, 2006 this incidental marketing effort generated $541,103 in revenue.  In the year ended on June 30, 2007, however, Zhao Dong Jianye Fuel suspended most of its revenue-producing activities in order to focus on internal organization activities.  As a result, only 61,555 in revenue was generated during the 2007 fiscal year.

                During the quarter ended December 31, 2007, however, Zhao Dong Jianye Fuel recorded its first significant revenue - $3,449,434.  This occurred because Zhao Dong Jianye Fuel completed a sale and delivery of fuel additives to Zhanjiang Runtong Trading Corp.  In the quarter ended March 31, 2008 we realized our first significant revenue from the sale of fuel, as we sold 4,200 tons of methanol-based fuel to CIPC Heilongjiang HuBei, a fuel distributor, for $3,249,795.  These two sales represented approximately 97% of our revenues for the year ended June 30, 2008.  Zhanjiang Runtong Trading Corp. and CIPC Heilongjiang HuBei  are unrelated third parties, and the transactions were the result of arms length negotiation.  In the 4th quarter of the year ended June 30, 2008, however, our sales totaled only $212,335, primarily consisting of incidental sales of sample batches.

                We expect to develop more consistent revenue streams in the current fiscal year.  In July, 2008, Zhao Dong Jianye Fuel entered into a contract with Zhuhai Zhonghuan Oil Ltd., which contemplates that the customer will purchase 15,000 tons of ethanol-based automobile fuel per month. Then, in September, 2008, Zhao Dong Jianye Fuel entered into contract with Shanxi Province Hanzhong Xilan Liquefied Petroleum Limited to provide the company 200 to 300 tons of M30 fuel each month.  Neither of these contracts represents a binding purchase commitment – the customer’s commit to one month of purchases at a time.  But they suggest that we are beginning to achieve a consistent stream of revenue.

                Our gross profit margin during the year ended June 30, 2008 was 36%.  This figure is not meaningful, however, since almost half of our sales consisted of resale of fuel additives   When we commence full scale production, we expect our gross profit margin to be significantly higher than that which is customary for refiners of petroleum-based fuels.  This should occur because the market price of the raw materials for methanol-based fuels (i.e.  methanol and petroleum distillate) are substantially lower than the market price for gasoline.  At current market prices, we believe that we will be able to produce methanol-based fuel for $27 to $40 per ton less than the prevailing cost of refining gasoline with comparable octane levels.  The price advantage can only be achieved, however, when we produce our fuels in quantities that make efficient use of our refinery and ship it in quantities that enable us to obtain wholesale shipping charges.  Those conditions will be achieved only after we obtain the funds necessary to bring our operations up to the full production level.

                Our selling, general and administrative expenses remained relatively modest (7.8% of sales) in the fiscal 2008, primarily because almost all of our revenue came from a few customers.  When we commence full-scale production, these expenses will increase significantly, primarily due to (a) increased staff required for production and marketing, (b) increased selling expense required to develop and expanded market for our products, and (c) increased depreciation expense.  Currently, we only depreciate the portion of our facility that has been put into active use.  The denominator for our depreciation calculation will increase when our entire facility is engaged in production.

                During the two fiscal years that ended on June 30, 2007, as we organized our business, our net loss remained modest, despite our lack of gross profit.  In fiscal 2007 we realized a net loss of $58,111.  Our net loss for fiscal 2006 was $91,261.  In fiscal 2008 we recorded net income of $1,487,782 as a result of the sale of methanol based fuel and fuel additives.  During the same period, however, our operations reduced our cash position by $383,384, due to the fact that neither of our major customers has paid any significant portion of the purchase price for the additives it purchased.  The primary factor enabling us to reach our current condition without incurring large losses and to carry on operations with negative cash flow was the willingness of our shareholders to serve our company for minimal compensation and the fact that our creditors are tolerating an increase in our accounts payable.

               Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the year ended June 30, 2008, the effect of converting our financial results to Dollars was to add $421,991 to our accumulated other comprehensive income.

Liquidity and Capital Resources

               Our operations to date have been funded primarily by capital contributions and short-term loans from our Chairman, Jianye Wang, which have been adequate to bring us to the point where we are prepared to commence full scale production.

               Our working capital at June 30, 2008 totaled $4,917,716. Included in our working capital, however, was $5,793,568 in accounts receivable, almost all of which are owed by the two customers who were the source of 97% of our 2008 revenue.  We are not certain when those receivables will be paid.  Also included in working capital was an advance payment to Qinhuangdao Far East Petroleum Refinery Co., Ltd. in the amount of $1,031,406.  The recipient of this advance payment will be our primary source of petroleum distillate, and we made this payment in accord with Chinese custom, to enable the refinery to expand its production capacity in anticipation of doing a large amount of business with us.  We have, therefore, only a small amount of liquid assets.

               In order to commence full scale operations, we will need approximately $4,000,000 to purchase raw materials and fund our initial receivables.  On our June 30, 2008 balance sheet, we have property and equipment with a book value of $2,833,086 on which there is no lien.  We expect that some amount of the funds that we require can be obtained by pledging those assets to secure a loan.  The remainder, however, will be obtained from the sale of equity.  To date we have no commitment from any source for either debt or equity financing.

Off-Balance Sheet Arrangements

              We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

              In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for fiscal year 2008, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These estimates were:

•
Our decision, described in Note 2 to the Consolidated Financial Statements, to record a provision of only $29,113 for uncollectible accounts, against total related accounts receivable of $5,822,681.  This decision was based on our relationship with the debtors and our knowledge of their capacity to repay the debts.

•
Our decision, described in Note 2 to the Consolidated Financial Statements, to record no provision for obsolete inventories.  This decision was based on fact that our inventory at June 30, 2008 amounted to less than two months’ sales and was primarily usable raw materials.

              We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal year 2008.

Impact of Accounting Pronouncements

              There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Risk Factors That May Affect Future Results

              You should carefully consider the risks described below before buying our common stock.  If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

              Because we have not yet commenced our full scale production operations, unexpected factors may hamper our efforts to implement our business plan.

              Our business plan contemplates that we will become a fully-integrated refiner and marketer of methanol-based fuel oil.  To date, however, we have produced and marketed our fuels only in limited quantities.  If the necessary funding can be obtained, we will commence operations on a much larger scale.  The complexity of this undertaking means that we are likely to face many challenges, some of which are not yet foreseeable.  Problems may occur with our raw material acquisition, with the roll-out of efficient manufacturing processes, and with our ability to deliver fuel efficiently.  If we are not able to minimize the costs and delays that result, our business plan may fall short of its goals, and we will be unable to achieve profitability.

             The capital investments that we plan may result in dilution of the equity of our present shareholders.

             Our business plan contemplates that we will invest approximately $4 million in the start-up of our full-scale operations.  We intend to raise a large portion of the necessary funds by selling equity in our company.  At present we have no commitment from any source for those funds.  We cannot determine, therefore, the terms on which we will be able to raise the necessary funds.  It is possible that we will be required to dilute the value of our current shareholders’ equity in order to obtain the funds.  If, however, we are unable to raise the necessary funds, our growth will be limited, as will our ability to compete effectively.

              The market for methanol-based fuel is not developed in China.

              One of the greater challenges that we will face in the implementation of our business plan will be the development of widespread acceptance of methanol as automobile fuel.  Because our products perform as an alternative to conventional gasoline-based fuel, we will be challenged by the inertial effect of the association of gasoline with automobiles.  Until we commence widespread marketing activities, we will not know the extent to which we will be able to persuade distributors and, ultimately, consumers, to trust our fuels in their automobiles.  If we are unable to effect a change in the public concept of automobile fuel, our business plan may fail.

              Zhao Dong Jianye Fuel’s profitability will be dependent on market prices for methanol, ethanol and gasoline.

              Zhao Dong Jianye Fuel’s profitability and financial condition will be significantly affected by the selling price for methanol-based fuel.  That price, in turn, will depend on the market prices for competitive products, specifically gasoline and ethanol.  Uncontrolled market forces ultimately drive the price and supply of each of these fuels.  Factors that affect these market prices include the level of consumer product demand, governmental regulations and taxes, the level of foreign imports of oil and natural gas, and the overall economic environment. Significant declines in world wide prices for oil could have a material adverse effect on our success in introducing methanol-based fuels.

              Zhao Dong Jianye Fuel creates products that may have harmful effects on the environment if not stored and handled properly prior to use, which could result in significant liability and compliance expense.

              The distribution of methanol-based fuel involves the controlled use of materials that are hazardous to the environment. Zhao Dong Jianye Fuel cannot eliminate the risk of accidental contamination or discharge and any resulting problems that occur. Government regulations govern the use, manufacture, storage, handling and disposal of these materials. Zhao Dong Jianye Fuel may be named a defendant in any suit that arises from the improper handling, storage or disposal of these products. Zhao Dong Jianye Fuel could also be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair Zhao Dong Jianye Fuel’ research, development and production efforts.

An increase in raw material prices could increase Zhao Dong Jianye Fuel’s costs and decrease its profits.

Changes in the cost of raw materials could significantly affect Zhao Dong Jianye Fuel’s business. Although the cost of methanol has traditionally been relatively stable, increased use of methanol for fuel would create increased demand and could introduce volatility into the market for methanol.  Our other two primary raw materials, gasoline distillate and ethanol, already trade in volatile markets.  The market price for gasoline distillate is a function of the market price of oil, which has been highly volatile in recent years.  The market price of ethanol depends primarily on the availability of feedstocks, which again has become volatile in recent years due to the heightened demand caused by the widespread acceptance of ethanol as a fuel supplement.   Increased prices in any of these markets could decrease Zhao Dong Jianye Fuel’s profitability.  Zhao Dong Jianye Fuel does not expect to enter into hedging contracts with respect to raw material prices, but will rely on its Chairman’s network of industry relationships to obtain the best available prices.

Reliance on third party suppliers for raw materials may affect Zhao Dong Jianye Fuel’s production and profitability.

To date, Zhao Dong Jianye Fuel has no binding commitments for the supply of raw materials, although it has established a favourable relationship with its primary distillate supplier by making a large advance payment.  Even as it develops supply arrangements, Zhao Dong Jianye Fuel’s suppliers could terminate the contracts and sell to other buyers, or enter into the methanol-based fuel production business in direct competition with Zhao Dong Jianye Fuel.  If Zhao Dong Jianye Fuel’s suppliers do not perform their obligations as agreed, Zhao Dong Jianye Fuel will not be able to maintain its refinery operations at an efficient level, and may itself default in satisfying deliver orders, all of which would adversely affect Zhao Dong Jianye Fuel’ profitability.

                Increased government regulation of our production and/or marketing operations could diminish our profits.

                The fuel production and supply business is highly regulated.  Government authorities are concerned with effect of fuel distribution on the national and local economy.  To achieve optimal availability of fuel, governments regulate many key elements of both production and distribution of fuel.  Increased government regulation may affect our business in ways that cannot be predicted at this time, potentially involving price regulation, distribution regulation, and regulation of manufacturing processes.  Any such regulation or a combination could have an adverse effect on our profitability.

                In addition, the day-to-day operations of our business will require frequent interaction with representatives of the Chinese government institutions.  The national, provincial and local governments in the People’s Republic of China are highly bureaucratized.  The effort to obtain the registrations, licenses and permits necessary to carry out our business activities can be daunting.  Significant delays can result from the need to obtain governmental approval of our activities.  These delays can have an adverse effect on the profitability of our operations.  In addition, compliance with regulatory requirements applicable to fuel manufacturing and distribution may increase the cost of our operations, which would adversely affect our profitability.

                Our business and growth will suffer if we are unable to hire and retain key personnel that are in high demand.

                Our future success depends on our ability to attract and retain highly skilled engineers, chemists, industrial technicians, production supervisors, and marketing personnel.  In general, qualified individuals are in high demand in China, and there are insufficient experienced personnel to fill the demand.  In a specialized scientific field, such as ours, the demand for qualified individuals is even greater.  If we are unable to successfully attract or retain the personnel we need to succeed, we will be unable to implement our business plan.

                We may have difficulty establishing adequate management and financial controls in China.

                The People’s Republic of China has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with.  We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company.  If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

Capital outflow policies in China may hamper our ability to pay dividends to shareholders in the United States.

                The People’s Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to pay dividends to our shareholders.

                Currency fluctuations may adversely affect our operating results.

                Zhao Dong Jianye Fuel generates revenues and incurs expenses and liabilities in Renminbi, the currency of the People’s Republic of China.  However, as a subsidiary of China Jianye Fuel, it will report its financial results in the United States in U.S. Dollars.  As a result, our financial results will be subject to the effects of exchange rate fluctuations between these currencies.  From time to time, the government of China may take action to stimulate the Chinese economy that will have the effect of reducing the value of Renminbi.  In addition, international currency markets may cause significant adjustments to occur in the value of the Renminbi.  Any such events that result in a devaluation of the Renminbi versus the U.S. Dollar will have an adverse effect on our reported results.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

                We have limited business insurance coverage.

                The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

                China Jianye Fuel is not likely to hold annual shareholder meetings in the next few years.

                Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved.  The current members of the Board of Directors were appointed to that position by the previous directors.  If other directors are added to the Board in the future, it is likely that the current directors will appoint them.  As a result, the shareholders of China Jianye Fuel will have no effective means of exercising control over the operations of China Jianye Fuel.

ITEM 7.                      FINANCIAL STATEMENTS

CHINA JIANYE FUEL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Jianye Fuel Inc.:

We have audited the accompanying consolidated balance sheets of China Jianye Fuel Inc. and subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years ended June 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Jianye Fuel Inc. and subsidiaries as of June 30, 2008 and 2007, and the consolidated results of their operations and comprehensive income and cash flows for the years ended June 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey
October 12, 2008

CHINA JIANYE FUEL, INC. CONSOLIDATED BALANCE SHEET YEARS ENDED JUNE 30, 2008 AND 2007
	June 30,	June 30,
	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$129,635	$561
Accounts receivable, net of allowance for doubtful accounts of	5,793,568	-
$29,113 and $-0- at June 30, 2008 and 2007, respectively
Inventory	662,571	160,997
Advances to suppliers	1,031,406	2,630,000
Prepaid expenses	203,793	18,938
Due from shareholders	-	15,296
Other Current assets	147,481	1,292
Total Current Assets	7,968,454	2,827,084

PROPERTY AND EQUIPMENT, NET	2,833,086	3,588,660

OTHER ASSETS
Intangibles, net	55,040	57,876
Deferred production costs	-	242,881
Total Other Assets	55,040	300,757

Total Assets	$10,856,580	$6,716,501

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,215,896	$67,088
VAT tax payable	434,580	-
Income tax payable	526,791	-
Due to related parties	-	138,246
Other current liabilities	873,471	70,720
Total Current Liabilities	3,050,738	276,054

Total Liabilities	3,050,738	276,054

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 200,000,000 shares	29,977	4,949
Authorized, 29,976,923 and 4,948,500 shares issued and
outstanding at June 30, 2008 and 2007
Additional paid-in capital	5,695,058	6,264,464
Retained Earnings	1,343,116	(144,666)
Accumulated other comprehensive income	737,691	315,700
Total Stockholders’ Equity	7,805,842	6,440,447

Total Liabilities and Stockholders' Equity	$10,856,580	$6,716,501

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JIANYE FUEL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME YEARS ENDED JUNE 30, 2008 AND 2007
	June 30,	June 30,
	2008	2007

SALES	$6,917,508		$61,555

COST OF GOODS SOLD	4,391,202		61,605

GROSS PROFIT	2,526,306		(50)

OPERATING EXPENSES
Selling, general and administrative	541,308		63,276

INCOME (LOSS) FROM OPERATIONS	1,984,998		(63,326)

OTHER INCOME (EXPENSES)
Other expense	(69)		5,215

INCOME BEFORE PROVISION FOR	1,984,929		(58,111)
INCOME TAX

PROVISION FOR INCOME TAX	497,147		-

NET INCOME (LOSS)	1,487,782		(58,111)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	421,991		253,332

COMPREHENSIVE INCOME	$1,909,773		$195,221

BASIC EARNINGS PER SHARE	$.05	$	( .01)
DILUTED EARNINGS PER SHARE	$.05	$	( .01)

WEIGHTED AVERAGE
SHARES OUTSTANDING
BASIC	29,976,923		4,948,500
DILUTED	29,976,923		4,948,500
The accompanying notes are an integral part of these consolidated financial statements.

CHINA JIANYE FUEL, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY YEARS ENDED JUNE 30, 2008 AND 2007

					Accumulated
			Additional		other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Number	Par Value	Capital	Earnings	Income	Equity

Balance at June 30, 2006	4,948,500	$ 4,949	$3,702,664	($ 86,555)	$ 62,368	$3,683,426

Net loss	-	-	-	(58,111)	-	(58,111)

Additional paid-in capital	-	-	2,561,800	-	-	2,561,800

Other comprehensive income	-	-	-	-	253,332	253,332

Balance at June 30, 2007	4,948,500	$ 4,949	$ 6,264,464	($144,666)	$ 315,700	$ 6,440,447

Common stock issued in
recapitalization of American Jianye	25,028,423	25,028	(25,028)	-	-	-

Effect of business combination	-	-	(544,378)	-	-	(544,378)

Net income	-	-	-	1,487,782	-	1,487,782

Other comprehensive income	-	-	-	-	421,991	421,991

Balance at June 30, 2008	29,976,923	$ 29,977	$5,695,058	$1,343,116	$ 737,691	$ 7,805,842

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JIANYE FUEL, INC. CONSOLIDATED STATEMENTS OF CASH FLOW YEARS ENDED JUNE 30, 2008 AND 2007
	June 30,	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,487,782	$ (58,111)
Adjustments to reconcile net income (loss) to net cash	-	-
provided by (used in) operating activities:
Depreciation and amortization	229,526	81,658
Bad debt expense	27,475	-
Write down of fixed assets due to business combination	(544,378)	-
Deferred production costs	254,314	(98,382)
Changes in current assets and current liabilities:
Accounts receivable	(5,495,030)	-
Inventory	(456,712)	(34,361)
Advances to suppliers	1,780,433	(2,561,800)
Prepaid expense	(192,325)	(18,457)
Other current assets	(137,829)	(128)
Accounts payable and accrued expenses	1,130,557	56,400
VAT tax payable	429,954	-
Income tax payable	497,147	-
Due to related parties	(144,754)	98,396
Other current liabilities	750,456	(7,543)
Total Adjustments	(1,871,166)	(2,484,217)

Net Cash Provided by (Used in) Operating Activities	(383,384)	(2,542,328)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(54,752)	(31,022)

Net Cash Used in Investing Activities	(54,752)	(31,022)

CASH FLOWS FROM FINANCING ACTIVITIES
Collection from shareholder loans	16,017	11,351
Effect of business combination	544,378
Additional paid-in capital	-	2,561,800

Net Cash Provided by Financing Activities	560,395	2,573,151

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	6,815	32

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	129,074	(167)

CASH AND CASH EQUIVALENTS – BEGINNING	561	728

CASH AND CASH EQUIVALENTS – ENDING	$129,635	$561

The accompanying notes are an integral part of these consolidated financial statements.

 CHINA JIANYE FUEL, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

China Jianye Fuel Inc. was incorporated as Standard Commerce, Inc. (“Standard Commerce”) in December 1994 in Nevada. On November 13, 2007, Standard Commerce acquired the outstanding capital stock of American Jianye Ethanol Company, Inc., a Delaware corporation (“American Jianye”) and changed its name to China Jianye Fuel Inc. For accounting purposes, the acquisition was treated as a recapitalization of American Jianye. American Jianye is a holding company that owns 100% of Zhao Dong Jianye Fuel Co., Ltd. (“Zhao Dong”), a corporation organized under the laws of the People’s Republic of China. The accompanying consolidated financial statements include the financial statements of China Jianye Fuel Inc. and its subsidiaries (the “Company”). The Company’s primary business is to manufacture and distribute ethanol and methanol as alternative fuel for automobile use.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATEION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America. The consolidated financial statements include the accounts of China Jianye Fuel Inc. and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with US.GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," the Company considers all highly liquid instruments with original maturities of three months or less to be cash and cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable are stated at the amount management expects to collect from balances outstanding at the end of the period. Based on its assessment of the credit history with customers having outstanding balances and current relationships with them, management makes conclusions whether any realization of losses on balances outstanding at the end of the period will be deemed uncollectible based on the age of the receivables. The Company reserves 0.5% of accounts receivable balances that have been outstanding less than one year, 50% of accounts receivable balances that have been outstanding between one year and two years, and 100% of receivable balances that have been outstanding more than two years. The allowance for doubtful accounts at June 30, 2008 and 2007 was $29,113 and $-0-, respectively.

CHINA JIANYE FUEL, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INVENTORY

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is   in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. The Company did not record any provision for slow-moving and obsolete inventory as of June 30, 2007 and 2008.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciation is provided using the straight-line method over 5, 10 and 15 years, respectively. The carrying value of long lived assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. If necessary, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based upon current and anticipated future undiscounted cash flows. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized. Based upon its most recent analysis, the Company believes that no impairment of property and equipment was needed for the years ended June 30, 2008 and 2007.

LONG-LIVED ASSETS

The Company adopted Statement of Financial Accounting Standards No. 144,  "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets Per SFAS 144, the Company is required to periodically evaluate the carrying value of long-lived assets and to record an impairment loss when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.

In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company concluded that as of June 30, 2008 and 2007 there were no significant impairments of its long-lived assets.

INTANGIBLE ASSETS

Intangible assets consist of “Rights to use land” for 32 years. The method to amortize intangible assets is a 32-year straight-line method. The Company also evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets, other long-lived assets and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles.  If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

REVENUE RECOGNITION

The Company recognizes revenue at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

    ADVERTISING COSTS

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2008 and 2007 were insignificant.

CHINA JIANYE FUEL, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  INCOME TAXES

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amount amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rateds in effect in the People's Republic of China for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during period in deferred income taxes. Avaluation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company's assets and liablilities, respectively. Therefore, there were no deferred tax assets or liablities ended June 30, 2008 and 2007.

The Company is subject to PRC Enterprise Income Tax on net income at a rate of 25% for the fiscal year ended June 30, 2008 and 33% for the fiscal year ended June30, 2007.

VALUE ADDED TAX

The Company is subject to value added tax (“VAT”) for manufacturing products.  The applicable VAT tax rate is 17% for products sold in the PRC.  The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases (input VAT).  Normally, output VAT is recorded as a payable, but when the Company has more purchases than sales, input VAT is recorded as an asset.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers the carrying amounts reported in the balance sheet for current assets and current liabilities qualifying as financial instruments and approximating fair value.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The financial position and results of operations of the Company are determined using local currency (Chinese Yuan) as the functional currency. Assets and liabilities are translated at the prevailing exchange rate in effect at each year end. Income statement accounts are translated at the average exchange rate during the year.  Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders' equity.  Gains and losses resulting from foreign currency transactions are included in operations.

COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the reporting and display of comprehensive income, its components and accumulated balances. SFAS No. 130 defines comprehensive income to include all changes in equity, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on available-for-sale marketable securities, except those resulting from investments by owners and distributions to owners.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (“SAB 110”). SAB 110 states that the staff will continue to accept, under certain circumstances, the use of the simplified method for estimating the expected term of “plain vanilla” share options in accordance with SFAS 123(R) beyond December 31, 2007. The Company believed there will be no material impact on the Company’s financial statements upon adoption of this standard.

CHINA JIANYE FUEL, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS No. 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and the non-controlling interest. SFAS No. 160 will be effective for the Company on January 1, 2009, and is not expected to have a significant impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (Revised)”, to replace SFAS No. 141, “Business Combinations. SFAS No. 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. The Company is evaluating the impact of SFAS No. 141 (R).

EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, “Computation of Earnings Per Share” (“SFAS No. 128”) and EITF No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF No. 03-6”), basic earnings per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the year. Diluted earnings per share is calculated by dividing net income attributable to ordinary shareholders as adjusted for the effect of dilutive ordinary equivalent shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the year. Ordinary equivalent shares consist of the ordinary shares issuable upon the conversion of the convertible preferred shares (using the if-converted method) and ordinary shares issuable upon the exercise of outstanding share options (using the treasury stock method).

NOTE 3 – INVENTORY

Inventory at June 30, 2008 and 2007 consisted of the following:

	June 30,2008	June 30,2007

Raw materials	$594,495	$97,239
Packaging supplies	32,058	1,739
Finished goods	36,018	62,019

Total	$662,571	$160,997

NOTE 4 – ADVANCES TO SUPPLIERS

As a common business practice in China, the Company is required to make advance payments to certain suppliers for raw material procurement and construction. Such advances are interest-free and unsecured.

CHINA JIANYE FUEL, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
NOTE 5– PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2008 and 2007 consisted of the following:

	June 30,2008	June 30,2007

Property and equipment	$3,386,419	$3,876,441
Less: accumulated depreciation	553,333	287,781

Total	$2,833,086	$3,588,660

Depreciation expense for the years ended June 30, 2008 and 2007 was $220,868 and $79,644, respectively.

NOTE 6– INTANGIBLE ASSETS

Net intangible assets at June 30, 2008 and 2007 were as follows:

	June 30,2008	June 30,2007

Rights to use land	$73,387	$66,145
Less: accumulated amortization	18,347	8,269

Total	$55,040	$57,876

Amortization expense for the years ended June 30, 2008 and 2007 amounted to $8,657 and $2,014, respectively.

The following is a list of approximate amortization expense for the Company’s intangible assets over their useful lives:

2009	$8,657
2010	8,657
2011	8,657
2012	8,657
2013	8,657
2014 and thereafter	11,755

Total	$55,040

NOTE 7 – DEFERRED PRODUCTION COST

The deferred production cost represents depreciation taken of factory building and manufacturing equipment when the Company was in the development stage, and such depreciation would benefit future periods. In accordance with SFAS 7 “Accounting and Reporting by Development Stage Enterprises”, the production cost was capitalized and amortized over 3 years using straight-line method. As the company is now no longer in the development stage, the remaining balance of deferred production cost was recorded as part of the cost of goods sold for the fiscal year ended June 30, 2008.

NOTE 8 – OTHER PAYABLE

Other payable represents a short-term loan from a third party individual for purchasing raw materials. It is unsecured and non-interest bearing.

 CHINA JIANYE FUEL, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

NOTE 9 – EARNINGS (LOSS) PER SHARE

The Company presents earnings per share on a basic and diluted basis. Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net earnings plus convertible preferred dividends and interest expense (after-tax) on convertible debt by the weighted average number of common shares outstanding including the dilutive effect of equity securities. The weighted average number of common shares calculated for Diluted EPS excludes the potential common stock that would be exercised under the options and warrants granted to officers because the inclusion of the potential shares from these options and warrants would cause an anti-dilutive effect by increasing the net earnings per share.

	June 30, 2008	June 30, 2007

Net income (loss)	$1,487,782	$	(58,111)

Weighted average common shares	29,976,923		4,948,500

Effect of diluted securities:	-		-

Weighted average common shares	29,976,923		4,948,500

Basic net income per share	$0.05	$	(0.01)
Diluted net income per share	$0.05	$	(0.01)

NOTE 10 – EMPLOYEE WELFARE PLAN

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees' salaries to the employee welfare plan.

NOTE 11 – STATUTORY COMMON WELFARE FUND

As stipulated by the People’s Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:
(i)	Making up cumulative prior years’ losses, if any;
(ii)
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

(iii)
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees

Allocations to the discretionary surplus reserve must be approved by the Company’s Board of Directors.

NOTE 12 – RISK FACTORS

For the fiscal year ended June 30, 2008, the Company had three vendors that provided approximately 60% of the Company’s raw materials.  Total purchases from these vendors amounted to $2,613,231. For the fiscal year ended June 30, 2007, the Company had one major vendor (the related party in Note 9) that provided approximately 16% of the Company’s raw materials. Total purchases from this vendor were $77,922 for the year ended June 30, 2007.

 CHINA JIANYE FUEL, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

NOTE 12 – RISK FACTORS (continued)

For the fiscal year ended June 30, 2008, two customers accounted for approximately 97% of the Company’s net sales. Total sales made to these two customers amounted to $6,679,730.  For the fiscal year ended June 30, 2007, one major customer (the related party in Note 9) accounted for approximately 69% of the net sales for the year ended June 30, 2007. Total sales made to this customer were $42,806 for the year ended June 30, 2007.

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

NOTE 13 - CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions of $99,740.

NOTE 14 - SUBSEQUENT EVENTS

None.

ITEM 8.                      CHANGES IN AND DISAGREEMENTS WITH   ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE.

                 Not applicable.

ITEM 8A.                   CONTROLS AND PROCEDURES.

 (a)           Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)           Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)           Management's Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified two material weaknesses in our internal control over financial reporting.  These material weaknesses consisted of:

a. Lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters.  Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in Heilongjiang Province in the People’s Republic of China.  Few of our employees have experience or familiarity with U.S accounting principles.  The lack of personnel in our Heilongjiang office who are trained in U.S. accounting principles is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP.

b. Lack of independent control over related party transactions.  Jianye Wang is the sole director and Chief Executive Officer of China Jianye Fuel and of its subsidiary, Zhao Dong Jianye Fuel.  From time to time Mr. Wang has made loans and capital contributions to finance the operations of Zhao Dong Jianye Fuel.  The absence of other directors to review these transactions is a weakness because it could lead to improper classification of such related party transactions.

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 8B.                     OTHER INFORMATION.

                None.

PART III

ITEM 9.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following individuals are the members of China Jianye Fuel’s Board of Directors and its executive officers.

Name                                                                        Age                                                       Position with the Company                                                                                                       Director Since

 Jianye Wang                                                           57                                                          Chairman, Chief Executive Officer, Chief Financial Officer                                                    2007

                All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify.  Officers serve at the pleasure of the Board of Directors.

                 Jianye Wang founded Zhao Dong Jianye Fuel Co., Ltd. in the People’s Republic of China in 2004, and has served as its Chairman and majority shareholder since that time. For the twenty years prior to founding Zhao Dong Jianye Fuel Co., Ltd., Mr. Wang was engaged in a variety of entrepreneurial activities involving real estate or the civil engineering services industry.  Mr. Wang presently serves on the boards of the China National Methanol/Ethanol Fuel and Clean Fuel Automobile Professional Committee, the Heilongjiang Petroleum Association, and the Petroleum Business Committee of the China Federation of Industry and Commerce.  Mr. Wang was awarded a certificate in civil engineering by the Harbin Architectural and Civil Engineering Institute.

                Nominating, Compensation and Audit Committees

                The Board of Directors does not have an audit committee, a compensation committee or a nominating committee, due to the small size of the Board.  The Board will also not have an “audit committee financial expert” within the definition given by the Regulations of the Securities and Exchange Commission.

                Code of Ethics

                The Board of Directors has not adopted a code of ethics applicable to the Company’s executive officers.  The Board believes that the small number of individuals involved in the Company’s management makes such a code unnecessary.

                Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended June 30, 2008, except that Jianye Wang failed to file a Form 3 when due.

ITEM 10.                  EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by China Jianye Fuel, Inc. and its subsidiaries to Jianye Wang, its Chief Executive Officer, during the three years since Zhao Dong Jianye Fuel commenced operations.  There were no executive officers whose total salary and bonus for the fiscal year ended June 30, 2008 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Jianye Wang	2008	$30,770	--	--	--	$0
	2007	$40,000	--	--	--	$20,000
	2006	$40,000	--	--	--	$20,000

                Equity Awards

The following tables set forth certain information regarding the stock options acquired by the executive officer named in the table above during the year ended June 30, 2008 and those options held by him on June 30, 2008.

Option Grants in the Last Fiscal Year

					Potential realizable value at annual appreciation for option term
	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date
					5%	10%
Jianye Wang	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended June 30, 2008 and held by him unvested at June 30, 2008.

Unvested Stock Awards in the Last Fiscal Year
	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Jianye Wang	0	--

                Remuneration of Directors

                None of the members of the Board of Directors receives remuneration for service on the Board.

ITEM 11.                                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock;

•	Jianye Wang, our Chief Executive Officer

•	each of our directors; and

•	all directors and executive officers as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

	Amount and Nature	Percentage of
Name and Address of Benficial Owner (1)	of Benficial Owership (2)	Class

Jianye Wang	15,288,231	50.66%
All officers and directors as a group (1 person)	15,288,231	50.66%
Meili Xu	2,997,692	9.93%
Haipeng Wang	2,697,923	8.94%
Shubo Yu	1,798,615	5.96%

(1)	Except as otherwise noted, each shareholder’s address is c/o Zhao Dong Jianye Fuel Co., Ltd., 47 Huagong Road, Zhao Dong City, Heilongjiang Province, P.R. China.
(2)	Except as otherwise noted, all shares are owned of record and beneficially.

                Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of June 30, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	--	0
Equity compensation plans not approved by security holders	0	--	500,000
Total	0	--	500,000

ITEM 12.                               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

                 Certain Relationships

                 Our Chairman, Jianye Wang, has a majority equity interest in Heilongjiang Jianye Fuel Co., Ltd.  Approximately 70% of the revenue realized by Zhao Dong Jianye Fuel during the 2007 fiscal year resulted from sales to Heilongjiang Jianye Fuel Co., Ltd.  The parties had this arrangement because at that time Zhao Dong Jianye Fuel has not yet received the government authorization necessary for issuing certain invoices.  For that reason, the sales were processed through Heilongjiang Jianye Fuel Co., which had the requisite government authorization.

 Jianye Wang has loaned money to Zhao Dong Jianye Fuel from time to time to provide it working capital.  At June 30, 2008 all amounts due from Zhao Dong Jianye Fuel to Jianye Wang had been repaid.  In the future, however, until Zhao Dong Jianye Fuel obtains adequate financing, Mr. Wang may continue to provide it working capital loans, when needed.  The loans are due on demand and do not bear interest.

 Other than the aforesaid relationship, Jianye Wang has not engaged in any transaction with China Jianye Fuel, American Jianye or Zhao Dong Jianye Fuel during the past two fiscal years or the current fiscal year that had a transaction value in excess of $60,000.

                 Director Independence

                 None of the members of the Board of Directors is independent, as “independent” is defined in the rules of the NASDAQ Stock Market.

ITEM 13.                                EXHIBITS

(a) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – June 30, 2008 and 2007

Consolidated Statements of Operations and Comprehensive Income - Years ended June 30, 2008 and 2007.

Consolidated Statements of Stockholders’ Equity - Years ended June 30, 2008 and 2007.

Consolidated Statements of Cash Flows - Years ended June 30, 2008 and 2007.

Notes to Consolidated Financial Statements

(b) Exhibit List

3-a	Articles of Incorporation – filed as an exhibit to the Registration Statement on Form 10-SB (File No. 000-52496) filed on March 12, 2007.
3-a(1)	Certificate of Amendment of Articles of Incorporation effective on January 17, 2008 – filed as an exhibit to the Current Report on Form 8-K filed on January 18, 2008.
3-b	By-laws– filed as an exhibit to the Registration Statement on Form 10-SB (File No. 000-52496) filed on March 12, 2007.
10-a	2008 Equity Incentive Plan – filed as an exhibit to the S-8 Registration Statement (File No. 333-148895) filed on January 28, 2008.
21	Subsidiaries – American Jianye Ethanol Company, Inc., a Delaware corporation
Zhao Dong Jianye Fuel Co., Ltd., a P.R. China corporation
31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification

ITEM 14                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

                China Jianye Fuel (the “Company”) engaged Patrizio & Zhao, LLC to serve as its independent registered public accountant in November 2007.

Audit Fees

                Patrizio & Zhao, LLC billed $50,000 to the Company for professional services rendered for the audit of fiscal 2008 financial statements and review of the financial statements included in the 10-QSB filings for the second and third quarters of fiscal 2008.

                Audit-Related Fees

                Patrizio & Zhao, LLC billed $0 to the Company during fiscal 2008 for assurance and related services that are reasonably related to the performance of the fiscal 2008 audit or review of the quarterly financial statements.

                Tax Fees

                Patrizio & Zhao, LLC billed $0 to the Company during fiscal 2008 for professional services rendered for tax compliance, tax advice and tax planning.

                All Other Fees

                Patrizio & Zhao, LLC billed $0 to the Company in fiscal 2008  for services not described above.

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by Patrizio & Zhao, LLC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA Jianye Fuel, Inc.

By:	/s/ Jianye Wang
Mr. Jianye Wang
Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below on October 29, 2008 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jianye Wang
Jianye Wang	Chief Executive Officer and Chief Financial Officer