Form 10-Q
period 2008-09-30
China Jianye Fuel, Inc.
filed 2008-11-14
CIK 1390662

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                     For the quarterly period ended September 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from _____ to _____

Commission File No. 0-52496

CHINA JIANYE FUEL, INC.
(Name of Small Business Issuer in its Charter)

Deleware	20-8296010
(State or Other Jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

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

Yes X                    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer __     Accelerated filer ____      Non-accelerated filer  ____     Small reporting company  _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ___   No  X_

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
November 14, 2008
Common Voting Stock:  29,976,923

Transitional Small Business Disclosure Format (check one):                 Yes ___           No   X

CHINA JIANYE FUEL, INC

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)
FINANCIAL STATEMENTS
Consolidated Balance Sheet	2
Consolidated Statements of Operations and Comprehensive Income	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Jianye Fuel Inc.:

We have audited the accompanying consolidated balance sheets of China Jianye Fuel Inc. and subsidiaries (the “Company”) as of September 30, 2008, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for three months ended September 30, 2008. These consolidated financial statements are the responsibility of the Company's management.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons respnsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey
November 14, 2008

CHINA JIANYE FUEL, INC

CONSOLIDATED BALANCE SHEET

ASSETS

(UNAUDITED)

	September 30,	June 30,
	2008	2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$84,801	$129,635
Accounts receivable, net of allowance for doubtful accounts of $29,193 and $29,113 at September 30, 2008 and June 30, 2008, respectively	5,402,038	5,793,568
Inventory	659,984	662,571
Advances to suppliers	1,027,111	1,031,406
Prepaid expenses	165,407	203,793
Other Current assets	158,420	147,481
Total Current Assets	7,497,761	7,968,454

PROPERTY AND EQUIPMENT, NET	2,763,787	2,833,086

OTHER ASSETS
Intangibles, net	52,892	55,040
Total Assets	$10,314,440	$10,856,580

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$764,661	$1,215,896
VAT tax payable	443,384	434,580
Income tax payable	528,235	526,791
Other current liabilities	930,199	873,471
Total Current Liabilities	2,666,479	3,050,738
Total Liabilities	2,666,479	3,050,738

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 200,000,000 shares authorized, 29,976,923 shares issued and outstanding	29,977	29,977
Additional paid-in capital	5,695,058	5,695,058
Retained Earnings	1,161,050	1,343,116
Accumulated other comprehensive income	761,876	737,691
Total Stockholders’ Equity	7,647,961	7,805,842
Total Liabilities and Stockholders' Equity	$10,314,440	$10,856,580
The accompanying notes are an integral part of these consolidated financial statements.

CHINA JIANYE FUEL, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended
	September 30,
	2008		2007
SALES		$122,841		$47,888
COST OF GOODS SOLD		110,808		47,256
GROSS PROFIT		12,033		632
OPERATING EXPENSES
Selling, general and administrative		193,865		12,244
LOSS FROM OPERATIONS		(181,832)		(11,612)
OTHER INCOME (EXPENSES)
Other expense		(234)		-
INCOME BEFORE PROVISION FOR INCOME TAX		(182,066)		(11,612)
PROVISION FOR INCOME TAX		-		-
NET LOSS		(182,066)		(11,612)
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		24,185		93,696
COMPREHENSIVE INCOME (LOSS)	$	(157,881)		$82,084
BASIC EARNINGS PER SHARE	$	(0.01)	$	(0.00)
DILUTED EARNINGS PER SHARE	$	(0.01)	$	(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC		29,976,923		4,948,500
DILUTED		29,976,923		4,948,500
 The accompanying notes are an integral part of these consolidated financial statements.

CHINA JIANYE FUEL, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(182,066)	$(11,612)
Adjustments to reconcile net income (loss) to net cash	-	-
provided by (used in) operating activities:
Depreciation and amortization	86,430	25,380
Changes in current assets and current liabilities:
Accounts receivable	407,664
Inventory	4,407	(27,241)
Advances to suppliers	7,127
Prepaid expense	38,969
Other current assets	(10,541)	(25,969)
Accounts payable and accrued expenses	(454,848)	464
VAT tax payable	7,617	(4,739)
Income tax payable
Due to related parties		106,305
Other current liabilities	54,372	(59,592)
Total Adjustments	141,197	14,608
Net Cash Provided By (Used In) Operating Activities	(40,869)	2,996
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(4,347)	-
Net Cash Used In Investing Activities	(4,347)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to shareholder loans	-	(2,653)
Net Cash Used In Financing Activities	-	(2,653)
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	382	10
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(44,834)	353
CASH AND CASH EQUIVALENTS – BEGINNING	129,635	561
CASH AND CASH EQUIVALENTS – ENDING	$84,801	$914
The accompanying notes are an integral part of these consolidated financial statements.

CHINA JIANYE FUEL, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BASIS OF PRESENTATION

The Company’s Consolidated Financial Statements include the accounts of its direct wholly-owned subsidiaries and its indirect proportionate share of subsidiaries owned by the wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X applicable to small business issuers. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2008, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended June 30, 2008.

NOTE 3 – EARNINGS (LOSS) PER SHARE

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

NOTE 3 – EARNINGS (LOSS) PER SHARE (continued)

	Three Months Ended Sept. 30,
	2008		2007
Net loss	$	(182,066)	$	(11,612)
Weighted average common shares		29,976,923		4,948,500
Effect of diluted securities:		-		-
Weighted average common shares		29,976,923		4,948,500
Basic net income per share	$	(0.01)	$	(0.00)
Diluted net income per share	$	(0.01)	$	(0.00)

NOTE 4 – INVENTORY

Inventory at September 30, 2008 and June 30, 2008 consisted of the following:

	September 30,2008	June 30,2008
Raw materials	$566,795	$594,495
Packaging supplies	28,935	32,058
Finished goods	64,254	36,018
Total	$659,984	$662,571

NOTE 5 – ADVANCES TO SUPPLIERS

              As a common business practice in China, the Company is required to make advance payments to certain suppliers for raw material procurement and construction. Such advances are interest-free and unsecured.

CHINA JIANYE FUEL, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

NOTE 6– PROPERTY AND EQUIPMENT

              Property and equipment at September 30, 2008 and June 30, 2008 consisted of the following:

	September 30,2008	June 30,2008
Property and equipment	$3,402,714	$3,386,419
Less: accumulated depreciation	638,927	553,333

Total	$2,763,787	$2,833,086

              Depreciation expense for the three months ended September 30, 2008 and 2007 was $84,129 and $24,859, respectively.

NOTE 7– INTANGIBLE ASSETS

              Net intangible assets at September 30, 2008 and June 30, 2008 were as follows:

	September 30,2008	June 30,2008
Rights to use land	$73,589	$73,387
Less: accumulated amortization	20,697	18,347
Total	$52,892	$55,040

             Amortization expense for the three months ended September 30, 2008 and 2007 amounted to $2,301 and $521, respectively.

NOTE 8 – OTHER PAYABLE

            Other payable represents a short-term loan from a third party individual for purchasing raw materials. It is unsecured and non-interest bearing.

NOTE 9 – EMPLOYEE WELFARE PLAN

            The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees' salaries to the employee welfare plan.

NOTE 10 – RISK FACTORS

For the three months ended September 30, 2008 and 2007, the Company had two vendors that provided approximately 99% and 50% of the Company’s raw materials. Total purchases from these vendors amounted to $77,625 and 34,380 for the three months ended September 30, 2008 and 2007, respectively.

For the three months ended September 30, 2008, four customers accounted for approximately 72% of the Company’s net sales. Total sales made to these two customers amounted to $88,370. For the three months ended September 30, 2007, one major customer accounted for approximately 48% of the net sales. Total sales made to this customer were $23,096.

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

NOTE 11 - CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

                    In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Eastern Environment Solutions, Corp.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis—Risk Factors That May Affect Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

                   During the quarter ended December 31, 2007, however, Zhao Dong Jianye Fuel recorded its first significant revenue - $3,449,434, with a sale and delivery of fuel additives to Zhanjiang Runtong Trading Corp. In the quarter ended March 31, 2008, we realized our first significant revenue from the sale of fuel, as we sold 4,200 tons of methanol-based fuel to CIPC Heilongjiang HuBei, a fuel distributor, for $3,249,795.  These two sales represented approximately 97% of our revenues for the year ended June 30, 2008.  Zhanjiang Runtong Trading Corp. and CIPC Heilongjiang HuBei are unrelated third parties, and the transactions were the result of arms length negotiation.  In the 4th quarter of the year ended June 30, 2008, however, our sales totaled only $212,335, primarily consisting of incidental sales of sample batches.

                   Entering the first quarter of the fiscal year of 2009, the company continued its efforts to test and publicize various types of fuel products in the markets. As a result of these efforts, our sales revenue for the three months ended September 30, 2008 was $122,841, compared to $47,888 for the quarter ended on September 30, 2007.  These sales again represent our distribution of sample batches to potential customers, and do not represent the type of marketing that will accompany full production.

  During the three months ended September 30, 2008, we have  achieved initial success in developing new businesses relationships.  Specifically, we have executed long-term supply contracts with two customers for our fuel products. In July, 2008, Zhao Dong Jianye Fuel entered into a contract with Zhuhai Zhonghuan Oil Ltd., which contemplates that the customer will purchase 15,000 tons of ethanol-based automobile fuel per month. In September, 2008, Zhao Dong Jianye Fuel entered into contract with Shanxi Province Hanzhong Xilan Liquefied Petroleum Limited to provide the company 200 to 300 tons of M30 fuel each month.  However, neither of these contracts represents a binding purchase commitment – the customers commit to one month of purchases at a time – and neither contract produced significant sales during the quarter ended September 30, 2008.  But the contracts do suggest the manner in which we are expecting to achieve the goal of a consistent stream of revenue from the sale of our main products of fuels.

                 Our gross profit margin during the quarter ended September 30, 2008 was 10%.  This figure is not meaningful, however, since we have not commenced full scale production. When we start our full production and sales of our major fuel products, we expect our gross profit margin to be significantly higher than that which is customary for refiners of petroleum-based fuels.  This should occur because the market price of the raw materials for methanol-based fuels (i.e. methanol and petroleum distillate) are substantially lower than the market price for gasoline.  At current market prices, we believe that we will be able to produce methanol-based fuel for $27 to $40 per ton less than the prevailing cost of refining gasoline with comparable octane levels.  The price advantage can only be achieved, however, when we produce our fuels in quantities that make efficient use of our refinery and ship it in quantities that enable us to obtain wholesale shipping charges.  Those conditions will be achieved only after we obtain the funds necessary to bring our operations up to the full production level.

                 Our selling, general and administrative expenses increased significantly from the first quarter of 2007 ($12,244) to the first quarter of 2008 ($193,865).   The main reasons for the increase were (a) increased expenses of operating our facility, as we prepare for full production, and (b) the professional and other costs attendant to functioning as a U.S. public company, a situation initiated in November 2007.  As we commence full-scale production, our operating expenses will continue to increase, primarily due to (a) increased staff required for production and marketing, (b) increased selling expense required to develop and expanded market for our products, and (c) increased depreciation expense.  Currently, we only depreciate the portion of our facility that has been put into active use.  The denominator for our depreciation calculation will increase when our entire facility is engaged in production.

                 Due to our lack of significant revenues, the Company’s revenue less expenses produced a net loss of $182,066 in the quarter ended September 30, 2008, compared to our net loss of $11,612 in the three months ended on September 30, 2007.  During the quarter ended on September 30, 2007, as we organized our business, our net loss remained modest, despite our lack of gross profit.

During the three months ended September 30, 2008, our operations reduced our cash position by $40,869.  This occurred primarily because we reduced out accounts payable and accrued expenses by $454,848, in order to preserve the goodwill of our vendors, while the two customers who accounted for 97% of our sales in fiscal 2008 paid only a small portion of their debt to us, resulting in a net reduction of $407,664 in our accounts receivable.

                Our business operates primarily in Chinese RMB (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the quarter ended on September 30, 2008, the effect of converting our financial results to Dollars was to add $24,185 to our accumulated other comprehensive income.

Liquidity and Capital Resources

               Our operations to date have been funded primarily by capital contributions and short-term loans from our Chairman, Jianye Wang, which have been adequate to bring us to the point where we are prepared to commence full scale production.

              Our working capital at September 30, 2008 totaled $4,831,282. Included in our working capital, however, was $5,402,038 in accounts receivable, almost all of which are owed by the two customers who were the source of 97% of our 2008 revenue.  We are not certain when those receivables will be paid.  Also included in working capital was an advance payment to the raw material suppliers in the amount of $1,027,111.  The recipient of this advance payment will be our primary source of petroleum distillate, and we made this payment in accord with Chinese custom, to enable the refinery to expand its production capacity in anticipation of doing a large amount of business with us.  We have, therefore, only a small amount of liquid assets.

              In order to commence full scale operations, we will need approximately $4,000,000 to purchase raw materials and fund our initial receivables.  On our September 30, 2008 balance sheet, we have property and equipment with a book value of $2,763,787 on which there is no lien.  We expect that some amount of the funds that we require can be obtained by pledging those assets to secure a loan.  The remainder, however, will be obtained from the sale of equity.  To date we have no commitment from any source for either debt or equity financing.

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

Zhao Dong Jianye Fuel generates revenues and incurs expenses and liabilities in RMB, the currency of the People’s Republic of China.  However, as a subsidiary of China Jianye Fuel, it will report its financial results in the United States in U.S. Dollars.  As a result, our financial results will be subject to the effects of exchange rate fluctuations between these currencies.  From time to time, the government of China may take action to stimulate the Chinese economy that will have the effect of reducing the value of RMB.  In addition, international currency markets may cause significant adjustments to occur in the value of the RMB.  Any such events that result in a devaluation of the RMB versus the U.S. Dollar will have an adverse effect on our reported results.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

               Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

                (a)  Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

                (b)  Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

              The company is not party to any material legal proceeding.

ITEM 2. CHANGES IN SECURITIES

              None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

ITEM 5. OTHER INFORMATION

            None.

ITEM 6. EXHIBITS

31	Rule 13a-14(a) Certification – CEO

31	Rule 13a-14(a) Certification - CFO

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                                                    CHINA JIANYE FUEL, INC.

Date: November 14, 2008
                  By: /s/ Jianye Wang
                  Jianye Wang, Director
                  Chief Executive Officer and Chief Financial Officer