Form 10-Q
period 2008-12-31
China Jianye Fuel, Inc.
filed 2009-02-17
CIK 1390662

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                     For the quarterly period ended December 31, 2008

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
February 12, 2009
Common Voting Stock:  29,976,923

TABLE OF CONTENTS	Page
PART I. FINANCIAL INFORMATION

Item 5. Other Information	18

Item 6. Exhibits	18

Signatures 19

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

CHINA JIANYE FUEL, INC

CONSOLIDATED BALANCE SHEET

ASSETS

	December 31,	June 30,
	2008	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$32,838	$129,635
Accounts receivable, net of allowance for doubtful accounts of	5,416,765	5,793,568
$29,273 and $29,113 at December 31, 2008 and June 30, 2008, respectively
Inventory	714,748	662,571
Advances to suppliers	1,012,227	1,031,406
Prepaid expenses	286	203,793
Other Current assets	305,220	147,481
Total Current Assets	7,482,084	7,968,454

PROPERTY AND EQUIPMENT, NET	2,735,282	2,833,086

OTHER ASSETS
Intangibles, net	50,731	55,040

Total Assets	$10,268,097	$10,856,580

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$782,181	$1,215,896
VAT taxes payable	457,891	434,580
Income taxes payable	529,679	526,791
Other current liabilities	953,637	873,471
Total Current Liabilities	2,723,388	3,050,738

Total Liabilities	2,723,388	3,050,738

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 200,000,000 shares Authorized, 29,976,923	29,977	29,977
shares issued and outstanding
Additional paid-in capital	5,695,058	5,695,058
Retained Earnings	1,034,391	1,343,116
Accumulated other comprehensive income	785,283	737,691
Total Stockholders’ Equity	7,544,709	7,805,842

Total Liabilities and Stockholders' Equity	$10,268,097	$10,856,580

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JIANYE FUEL, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
	2008		2007	2008		2007

SALES		$201,588	$3,449,434		$324,430	$3,497,730

COST OF GOODS SOLD		183,961	1,316,038		294,770	1,373,581

GROSS PROFIT		17,627	2,133,396		29,660	2,124,149

OPERATING EXPENSES
Selling, general and administrative		144,190	86,725		338,055	89,189

INCOME (LOSS) FROM OPERATIONS		(126,563)	2,046,671		(308,395)	2,034,960

OTHER INCOME (EXPENSES)
Other expense		(96)	-		(330)	-

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX		(126,659)	2,046,671		(308,725)	2,034,960

PROVISION FOR INCOME TAX		-	-		-	-

NET INCOME (LOSS)		(126,659)	2,046,671		(308,725)	2,034,960

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		23,407	(161,873)		47,592	(68,177)

COMPREHENSIVE INCOME (LOSS)	$	(103,252)	$1,884,798	$	(261,133)	$1,966,783

BASIC EARNINGS PER SHARE	$	(0.00)	$0.02	$	(0.01)	$0.04
DILUTED EARNINGS PER SHARE	$	(0.00)	$0.02	$	(0.01)	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC		29,976,923	101,963,397		29,976,923	53,455,948
DILUTED		29,976,923	101,963,397		29,976,923	53,455,948
The accompanying notes are an integral part of these consolidated financial statements.

CHINA JIANYE FUEL, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	December 31,
	2008		2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$	(308,725)	$2,034,960
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Bad debt expense		-	20,096
Depreciation and amortization		154,867	64,382
Deferred production cost		-	(12,544)
Changes in current assets and current liabilities:
Accounts receivable		407,818	(4,019,202)
Inventory		(48,454)	(321,494)
Inter company and related party		-	107,212
Advances to suppliers		24,788	1,840,340
Prepaid expense		204,248	-
Other current assets		(156,641)	(8,200)
Accounts payable and accrued expenses		(439,560)	(66,193)
VAT taxes payable		20,890	330,821
Due to shareholders		-	37,578
Other current liabilities		75,253	-
Total Adjustments		243,209	(2,027,204)

Net Cash Provided By (Used In) Operating Activities		(65,516)	7,756

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment		(31,811)	(2,467)

Net Cash Used In Investing Activities		(31,811)	(2,467)

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH		530	162

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(96,797)	5,451

CASH AND CASH EQUIVALENTS – BEGINNING		129,635	561

CASH AND CASH EQUIVALENTS – ENDING		$32,838	$6,012
The accompanying notes are an integral part of these consolidated financial statements.

CHINA JIANYE FUEL, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(UNAUDITED)
NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

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

CHINA JIANYE FUEL, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007
(UNAUDITED)

NOTE 3 – EARNINGS (LOSS) PER SHARE (CONTINUED)

	Three Months Ended December 31,
	2008		2007

Net income (loss)	$	(126,659)	$2,046,671

Weighted average common shares		29,976,923	101,963,397

Effect of diluted securities:		-	-

Weighted average common shares		29,976,923	101,963,397

Basic net income per share	$	(0.00)	$0.02
Diluted net income per share	$	(0.00)	$0.02

	Six Months Ended December 31,
	2008		2007

Net income (loss)	$	(308,725)	$2,034,960

Weighted average common shares		29,976,923	53,455,948

Effect of diluted securities:		-	-

Weighted average common shares		29,976,923	53,455,948

Basic net income per share	$	(0.01)	$0.04
Diluted net income per share	$	(0.01)	$0.04

CHINA JIANYE FUEL, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007
(UNAUDITED)

NOTE 4 – INVENTORY

Inventory at December 31, 2008 and June 30, 2008 consists of the following:

	December 31, 2008	June 30, 2008

Raw materials	$571,932	$594,495
Packaging supplies	34,395	32,058
Finished goods	108,421	36,018

Total	$714,748	$662,571

NOTE 5 – ADVANCES TO SUPPLIERS

As a common business practice in China, the Company is required to make advance payments to certain suppliers for raw material procurement and construction. Such advances are interest-free and unsecured.

CHINA JIANYE FUEL, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007
(UNAUDITED)

NOTE 6– PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and June 30, 2008 consists of the following:

	December 31, 2008	June 30, 2008

Property and equipment	$3,442,190	$3,386,419
Less: accumulated depreciation	706,908	553,333

Total	$2,735,282	$2,833,086

Depreciation expense for the three months ended December 31, 2008 and 2007 was $66,412 and $38,473, and for the six months ended December 31, 2008 and 2007 was $150,541 and $63,332, respectively.

NOTE 7– INTANGIBLE ASSETS

Intangible assets at December 31, 2008 and June 30, 2008 consisted of the following:

	December 31, 2008	June 30, 2008

Rights to use land	$73,790	$73,387
Less: accumulated amortization	23,059	18,347

Total	$50,731	$55,040

Amortization expense for the three months ended December 31, 2008 and 2007 amounted to $2,025 and $529, and for the six months ended December 31, 2008 and 2007 amounted to $4,326 and $1,050, respectively.

CHINA JIANYE FUEL, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007
(UNAUDITED)

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

NOTE 10 – RISK FACTORS

For the six months ended December 31, 2008, the Company had four vendors that provided approximately 76% of the Company’s raw materials. Total purchases from these vendors amounted to $217,469. For the six months ended December 31, 2007, the Company had one major vendor that provided approximately 95% of the Company’s raw materials. Total purchases from this vendor were $1,806,627.

For the six months ended December 31, 2008, one major customer accounted for approximately 57% of the Company’s net sales. Total sales made to this customer amounted to $185,583. For the six months ended December 31, 2007, one major customer accounted for approximately 99% of the net sales. Total sales made to this customer were $3,425,385.

NOTE 10 – RISK FACTORS (continued)

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

NOTE 12 - SUBSEQUENT EVENTS

None.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements, as such term is defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements consist of information relating to the Company that is based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

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

Until the year ended June 30, 2008, the Company’s revenue-producing activities had been incidental to the Company’s research and development activities. Prior to September 30, 2007, Zhao Dong Jianye Fuel sold modest amounts of fuel to a variety of customers, primarily to (a) develop the channels through which it will market when it commences full scale production and (b) introduce new products to those markets for testing and publicity.  However, in the most recent fiscal year, which ended on June 30, 2008, Zhao Dong Jianye Fuel generated $6,917,508 in revenue, primarily during the first half of fiscal year 2008. During the quarter ended December 31, 2007, Zhao Dong Jianye Fuel recorded revenue of $3,449,434, primarily from  a sale and delivery of fuel additives to Zhanjiang Runtong Trading Corp. In the quarter ended March 31, 2008, the Company realized the first significant revenue from the sale of fuel, as 4,200 tons of methanol-based fuel was sold to CIPC Heilongjiang HuBei, a fuel distributor, for $3,249,795.  These two sales represented approximately 97% of our revenues for the year ended June 30, 2008. Since then, however, our revenues have returned to prior levels.  In the  quarter  ended June 30, 2008, for example, our sales totaled only $212,335, primarily consisting of incidental sales of sample batches.

During the three and six month periods ended December 31, 2008, our sales continue to be incidental to research and development.  These sales again represent our distribution of sample batches to potential customers, and reflect the current volatile market, and do not represent the type of marketing that will accompany full production.  This situation has occurred despite the fact that during the summer of 2008 we entered into supply contracts with two contractors, Zhuhai Zhonghuan Oil Ltd and Hanzhong Xilan Liquefied Petroleum, which we expected to be the basis for significant revenue growth.  The primary reason for our lack of sales has been the dramatic decrease in world oil prices.  The low cost of oil  has limited the demand for alcohol based fuel. Prices for crude oil have fallen recently due to the global recession, which reduces demand for oil.  We are unable to predict when this trend will reverse itself.  Until oil prices increase, demand for our alcohol-based products is likely to be limited.

A second reason for our poor  operating results for the quarter and six months ended December 31, 2008 was the fact that  the Chinese Administrative Government is planning to initiate  a fuel tax reform in the near future.     Advance information indicates that the tax on oil and gas may be reduced by up to 80%.  At the same time, the Government’s tax policy for alcohol based fuel, including our ethanol-based fuel and other ancillary fuel additives, has not been announced.  This uncertainty regarding the comparative pricing of petroleum-based fuel and alcohol-based fuel has increased our difficulty in developing a market for our alcohol-based products.

Our gross profit margin during both the quarter and the six months ended December 31, 2008 was approximately 9%. This figure is not meaningful, however, since we have not commenced full scale production. When the market price of the raw materials for methanol-based fuels (i.e. methanol and petroleum distillate) is substantially lower than the market price for gasoline, and we start our full production and sales of our major fuel products, we expect our gross profit margin to be significantly higher than that which is customary for refiners of petroleum-based fuels. At current market prices, we believe that we will be able to produce methanol-based fuel for $27 to $40 per ton less than the prevailing cost of refining gasoline with comparable octane levels. The price advantage can only be achieved, however, when we produce our fuels in quantities that make efficient use of our refinery and ship it in quantities that enable us to obtain wholesale shipping charges. Those conditions will be achieved only after we obtain large volume customers and we obtain the funds necessary to bring our operations up to the full production level.

Our selling, general and administrative expenses increased significantly from the first six months  of fiscal year 2008 ($89,189) to the first six months  of fiscal year 2009 ($338,055). The main reasons for the increase were (a) increased expenses of operating our facility, as we prepare for full production, and (b) the professional and other costs attendant to functioning as a U.S. public company, a situation initiated in November 2007. As we commence full-scale production, our operating expenses will continue to increase, primarily due to (a) increased staff required for production and marketing, (b) increased selling expense required to develop and expanded market for our products, and (c) increased depreciation expense. Currently, we only depreciate the portion of our facility that has been put into active use.  The denominator for our depreciation calculation will increase when our entire facility is engaged in production.

Due to our lack of significant revenues, the Company’s revenue less expenses produced a net loss of $126,659 in the quarter ended December 31, 2008, compared to our net income of $2,046,671 in the three months ended on December 31, 2007.   Likewise our net loss of $308,725 during the six months ended December 31, 2008 contrasted poorly with the $2,034,960 in net income that we realized during the six months ended December 31, 2007.

Our business operates primarily in Chinese RMB (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the six months ended on December 31, 2008, the effect of converting our financial results to Dollars was to add $47,592 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Our operations to date have been funded primarily by capital contributions and short-term loans from our Chairman, Jianye Wang, which have been adequate to bring us to the point where we are prepared to commence full scale production.

Our working capital at December 31, 2008 totaled $4,758,696. Included in our working capital, however, was $5,416,765 in accounts receivable, almost all of which are owed by the two customers who were the source of 97% of our 2008 revenue. We are not certain when those receivables will be paid. Also included in working capital was an advance payment to the raw material suppliers in the amount of $1,012,227. The recipient of this advance payment will be our primary source of petroleum distillate, and we made this payment in accord with Chinese custom, to enable the refinery to expand its production capacity in anticipation of doing a large amount of business with us. We have, therefore, only a small amount of liquid assets.

Despite the net loss of $308,725 that we incurred during the six months ended December 31, 2008, our operations in that period reduced our cash position by only $65,516. This disparity occurred primarily because the amount that we applied to reduce our accounts payable and accrued expenses, $439,560, was approximately equal to the amount that we collected on our accounts receivable, $407,818.  This offset enabled us to preserve the goodwill of our vendors.  During the same period we realized $204,248 in value from prepaid expenses, which partially offset our net loss, allowing us to preserve our cash.

In order to commence full scale operations, we will need approximately $4,000,000 to purchase raw materials and fund our initial receivables.  On our December 31, 2008 balance sheet, we have property and equipment with a book value of $2,735,282 on which there is no lien. We expect that some amount of the funds that we require can be obtained by pledging those assets to secure a loan. The remainder, however, will be obtained from the sale of equity. To date we have no commitment from any source for either debt or equity financing.

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

              None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

ITEM 5. OTHER INFORMATION

             None.

ITEM 6. EXHIBITS

31	Rule 13a-14(a) Certification

31	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                                                                             CHINA JIANYE FUEL, INC.

Date: February 17, 2009
                  By: /s/ Jianye Wang
                  Jianye Wang, Director
                  Chief Executive Officer and Chief Financial Officer