Form 10-Q
period 2009-03-31
China Jianye Fuel, Inc.
filed 2009-05-11
CIK 1390662

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                      For the quarterly period ended March 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                      For the transition period from _____ to _____

Commission File No. 0-52496

CHINA JIANYE FUEL, INC.
(Name of Registrant in its Charter)

Deleware	20-8296010
(State or Other Jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

100 Wall Street, 15th Floor, New York, NY 10005
(Address of Principal Executive Offices)

Issuer's Telephone Number: (212) 232-0120

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.   Yes X                    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes _____    No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer __     Accelerated filer ____      Non-accelerated filer  ____     Small reporting company  _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ___   No  X_

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
April 30, 2009
Common Voting Stock:  29,976,923

TABLE OF CONTENTS	Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and June 30, 2008	3

Consolidated Statements of Operations and comprehensive income for the three and nine months ended March 31, 2009 and 2008 (Unaudited)	4

Consolidated Statements of Cash Flows for the nine months ended March 31, 2009 and 2008 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements	6-10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11-16

Item 3. Qualitative and Quantitative Disclosures About Market Risks	17

Item 4. Evaluation of Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	18

Signatures	19

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA JIANYE FUEL, INC.
Consolidated Balance Sheets
	March 31,	June 30,
	2009	2008
Assets:	(Unaudited)

Current assets:
Cash and cash equivalents	$29,718	$129,635
Accounts receivable, net of allowance for doubtful accounts of	5,353,006	5,793,568
$29,233 and $29,113 at March 31, 2009 and June 30, 2008, respectively
Inventory	765,693	662,571
Advances to suppliers	1,006,633	1,031,406
Prepaid expenses	-	203,793
Other Current assets	298,356	147,481
Total current assets:	7,453,406	7,968,454

Property and equipment, net:	2,704,546	2,833,086

Other assets:
Intangibles, net	48,359	55,040

Total assets:	$10,206,311	$10,856,580

Liabilities and stockholders’ equity:

Current liabilities:
Accounts payable and accrued expenses	$769,976	$1,215,896
VAT taxes payable	441,727	434,580
Income taxes payable	528,957	526,791
Other current liabilities	1,013,466	873,471
Total current liabilities:	2,754,126	3,050,738

Total liabilities:	2,754,126	3,050,738

Stockholders’ equity:
Common Stock, $0.001 par value, 200,000,000 shares authorized, 29,976,923	29,977	29,977
shares issued and outstanding
Additional paid-in capital	5,695,058	5,695,058
Retained Earnings	953,468	1,343,116
Accumulated other comprehensive income	773,682	737,691
Total stockholders’ equity:	7,452,185	7,805,842

Total liabilities and stockholders' equity:	$10,206,311	$10,856,580

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JIANYE FUEL, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
	2009		2008	2009		2008

Sales:		$-	$3,249,795		$324,430	$6,705,173

Cost of goods sold:		-	2,655,469		294,770	3,985,519

Gross profit:		-	594,326		29,660	2,719,654

Operating expenses:
Selling, general and administrative		80,758	229,642		418,813	270,264

Income (loss) from operations:		(80,758)	364,684		(389,153)	2,449,390

Other income (expenses):
Other expenses		(165)	-		(495)	-

Income (loss) before provision for
Income tax:		(80,923)	364,684		(389,648)	2,449,390

Provision for income tax:		-	-		-	-

Net income (loss):		(80,923)	364,684		(389,648)	2,449,390

Other comprehensive income (loss):
Foreign currency translation adjustment		(11,606)	357,422		35,986	673,122

Comprehensive income (loss):	$	(92,529)	$722,106	$	(353,662)	$3,122,512

Basic earnings per share:	$	(0.00)	$0.01	$	(0.01)	$0.11
Diluted earnings per share:	$	(0.00)	$0.01	$	(0.01)	$0.11

Weighted average shares outstanding
Basic:		29,976,923	24,314,615		29,976,923	23,046,211
Diluted:		29,976,923	24,314,615		29,976,923	23,046,211

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JIANYE FUEL, INC.
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	March 31,
	2009		2008

Cash flows from operating activities:
Net income (loss)	$	(389,648)	$2,449,390
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Bad debt expense		-	35,840
Depreciation and amortization		187,199	167,906
Deferred production costs		-	1,119
Changes in current assets and current liabilities:
Accounts receivable		464,229	(7,168,045)
Inventory		(100,363)	(423,088)
Due from intercompany and related party		-	(142,599)
Advances to suppliers		29,004	1,679,749
Prepaid expense		204,561	(284,844)
Other current assets		(150,217)	(67,466)
Accounts payable and accrued expenses		(436,347)	2,781,581
VAT taxes payable		5,358	422,955
Due to shareholders		-	15,778
Deferred revenue		-	4,103
Other current liabilities		121,727	(123,852)
Total adjustments:		325,151	(3,100,863)

Net cash used in operating activities:		(64,497)	(651,473)

Cash flows from investing activities:
Acquisition of property and equipment		(36,152)	(29,725)

Net cash used in investing activities:		(36,152)	(29,725)

Cash flows from financing activities:
Proceeds from capital contributions		-	793,538

Net cash provided by financing activities:		-	793,538

Effect of foreign currency translation on cash:		732	5,978

Net increase (decrease) in cash and cash equivalents:		(99,917)	118,318

Cash and cash equivalents – beginning:		129,635	561

Cash and cash equivalents – ending:		$29,718	$118,879

The accompanying notes are an integral part of these consolidated financial statements

CHINA JIANYE FUEL, INC
Notes to Consolidated Financial Statements
March 31, 2009 and 2008
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis Of Presentation

The Company’s Consolidated Financial Statements include the accounts of its direct wholly-owned subsidiaries and of its indirect proportionate share of subsidiaries owned by the wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and with the requirements of Form 10-Q and Regulation S-X of the Securities and Exchange Commission applicable to smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

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

CHINA JIANYE FUEL, INC
Notes to Consolidated Financial Statements (continued)
March 31, 2009 and 2008
(Unaudited)

NOTE 3 – EARNINGS (LOSS) PER SHARE (continued)

	Three Months Ended March 31,
	2009		2008

Net income (loss)	$	(80,923)	$364,684

Weighted average common shares		29,976,923	24,314,615

Effect of diluted securities:		-	-

Weighted average common shares		29,976,923	24,314,615

Basic net income per share	$	(0.00)	$0.01
Diluted net income per share	$	(0.00)	$0.01

	Nine Months Ended March 31,
	2009		2008

Net income (loss)	$	(389,648)	$2,449,390

Weighted average common shares		29,976,923	23,046,211

Effect of diluted securities:		-	-

Weighted average common shares		29,976,923	23,046,211

Basic net income per share	$	(0.01)	$0.11
Diluted net income per share	$	(0.01)	$0.11

CHINA JIANYE FUEL, INC
Notes to Consolidated Financial Statements (continued)
March 31, 2009 and 2008
(Unaudited)

NOTE 4 – INVENTORY

Inventory at March 31, 2009 and June 30, 2008 consists of the following:

	March 31, 2009	June 30, 2008

Raw materials	$595,305	$594,495
Packaging supplies	34,445	32,058
Finished goods	135,943	36,018

Total	$765,693	$662,571

NOTE 5 – ADVANCES TO SUPPLIERS

As a common business practice in China, the Company is required to make advance payments to certain suppliers for raw material procurement and construction. Such advances are interest-free and unsecured.

NOTE 6– PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2009 and June 30, 2008 consists of the following:

	March 31, 2009	June 30, 2008

Property and equipment	$3,440,509	$3,386,419
Less: accumulated depreciation	735,963	553,333

Total	$2,704,546	$2,833,086

Depreciation expense for the nine months ended March 31, 2009 and 2008 was $180,355 and $166,484, respectively.

CHINA JIANYE FUEL, INC
Notes to Consolidated Financial Statements (continued)
March 31, 2009 and 2008
(Unaudited)

NOTE 7– INTANGIBLE ASSETS

Intangible assets at March 31, 2009 and June 30, 2008 consisted of the following:

	March 31, 2009	June 30, 2008

Rights to use land	$73,690	$73,387
Less: accumulated amortization	25,331	18,347

Total	$48,359	$55,040

Amortization expense for the nine months ended March 31, 2009 and 2008 amounted to $6,906 and $1,422, respectively.

NOTE 8 – OTHER CURRENT LIABILITIES

Other payable represents a short-term loan from a third party individual for purchasing raw materials. It is unsecured and non-interest bearing.

NOTE 9 – EMPLOYEE WELFARE PLAN

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees' salaries to the employee welfare plan.

CHINA JIANYE FUEL, INC
Notes to Consolidated Financial Statements (continued)
March 31, 2009 and 2008
(Unaudited)

NOTE 10 – RISK FACTORS

For the nine months ended March 31, 2009, the Company had four vendors that provided approximately 74% of the Company’s raw materials. Total purchases from these vendors amounted to $230,203. For the nine months ended March 31, 2008, the Company had one major vendor that provided approximately 78% of the Company’s raw materials. Total purchases from this vendor were $3,596,047.

For the nine months ended March 31, 2009, one major customer accounted for approximately 57% of the Company’s net sales. Total sales made to this customer amounted to $185,608. For the nine months ended March 31, 2008, one major customer accounted for approximately 98% of the net sales. Total sales made to this customer were $6,580,279.

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

During the three and nine month periods ended March 31, 2009, our sales continue to be incidental to research and development. These sales again represent our distribution of sample batches to potential customers, and reflect the current volatile market. Especially during the quarter ended March 31, in which no sales were generated, this figure does not represent the type of marketing that will accompany full production. This situation has occurred despite the fact that during the summer of 2008 we entered into supply contracts with two contractors, Zhuhai Zhonghuan Oil Ltd and Hanzhong Xilan Liquefied Petroleum, which we expected to be the basis for significant revenue growth. The primary reason for our lack of sales has been the dramatic decrease in world oil prices. The low cost of oil  has limited the demand for alcohol based fuel. Although the oil price was moving up slightly higher during the quarter ended March 31, 2009, it still settles down at a much lower stage as compared to  the corresponding period of last year. We are unable to predict when this trend will reverse itself. Until oil prices increase, demand for our alcohol-based products is likely to be limited.

A second reason for our poor operating results for the quarter and nine months ended March 31, 2009 was the effective of the reform on fuel taxation on January 1, 2009 by National Development and Reform Commission, Ministry of Finance, Ministry of Transport and State Administration of Taxation. Pursuant to the provisions of the reform plan, the tax on oil and gas are reduced by up to 80%. The gasoline tax is decreased from 1 Yuan (about 0.14 USD) per liter to 0.2 Yuan (about 0.03 USD) and the diesel tax moves from 0.8 yuan (about 0.11 USD) per liter to 0.1 yuan (about 0.01 USD). At the same time, the Government’s tax policy for alcohol based fuel, including our ethanol-based fuel and other ancillary fuel additives, has not been announced. This uncertainty regarding the comparative pricing of petroleum-based fuel and alcohol-based fuel has increased our difficulty in developing a market for our alcohol-based products.

Our gross profit margin during the nine months ended March 31, 2009 was approximately 9%. This figure is not meaningful, however, since we have not commenced full scale production. When the market price of the raw materials for methanol-based fuels (i.e. methanol and petroleum distillate) is substantially lower than the market price for gasoline, and we start our full production and sales of our major fuel products, we expect our gross profit margin to be significantly higher than that which is customary for refiners of petroleum-based fuels. At current market prices, we believe that we will be able to produce methanol-based fuel for $27 to $40 per ton less than the prevailing cost of refining gasoline with comparable octane levels. The price advantage can only be achieved, however, when we produce our fuels in quantities that make efficient use of our refinery and ship it in quantities that enable us to obtain wholesale shipping charges. Those conditions will be achieved only after we obtain large volume customers and we obtain the funds necessary to bring our operations up to the full production level.

Our operating expenses incurred in the quarter ended March 31, 2009 decreased significantly as compared to  the quarter ended March 31, 2008. During the quarter ended March 31, 2008, we realized $3,249,795 in revenue, almost all of which was the result of a sale of fuel additives to one  customer. As compared to the operating expenses for the nine months ended March 31, 2008, our operating expenses for the nine months ended March 31, 2009 increased slightly to $418,813. The main reasons for the increase were (a) increased expenses of operating our facility, as we prepare for full production, and (b) the professional and other costs attendant to functioning as a U.S. public company, a situation initiated in November 2007. As we commence full-scale production, our operating expenses will continue to increase, primarily due to (a) increased staff required for production and marketing, (b) increased selling expense required to develop and expand the market for our products, and (c) increased depreciation expense. Currently, we only depreciate the portion of our facility that has been put into active use.  The numerator for our depreciation calculation will increase when our entire facility is engaged in production.

Due to our lack of revenues, the Company incurred a net loss of $80,923 for the quarter ended March 31, 2009, compared to our net income of $364,684 for the quarter ended March 31, 2008. Likewise our net loss of $389,648 during the nine months ended March 31, 2009 contrasted poorly with the $2,449,390 in net income that we realized during the nine months ended March 31, 2008.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the nine months ended on March 31, 2009, the effect of converting our financial results to Dollars was to add $35,986 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Our operations to date have been funded primarily by capital contributions and short-term loans from our Chairman, Jianye Wang, which have been adequate to bring us to the point where we are prepared to commence full scale production.

Our working capital at March 31, 2009 totaled $4,699,280. Included in our working capital, however, was $5,353,006 in accounts receivable, almost all of which are owed by the two customers who were the source of 97% of our 2008 revenue. We are not certain when those receivables will be paid. Also included in working capital was an advance payment to the raw material suppliers in the amount of $1,006,633. The recipient of this advance payment will be our primary source of petroleum distillate, and we made this payment in accord with Chinese custom, to enable the refinery to expand its production capacity in anticipation of doing a large amount of business with us. We have, therefore, only a small amount of liquid assets.

Despite the net loss of $389,648 that we incurred during the nine months ended March 31, 2009, our operations in that period reduced our cash position by only $64,497. This disparity occurred primarily because the amount that we applied to reduce our accounts payable and accrued expenses, $436,347, was approximately equal to the amount that we collected on our accounts receivable, $464,229. This offset enabled us to preserve the goodwill of our vendors. During the same period we realized $204,561 in value from prepaid expenses, which partially offset our net loss, allowing us to preserve our cash.

In order to commence full scale operations, we will need approximately $4,000,000 to purchase raw materials and fund our initial receivables. On our March 31, 2009 balance sheet, we have property and equipment with a book value of $2,704,546 on which there is no lien. We expect that some amount of the funds that we require can be obtained by pledging those assets to secure a loan. The remainder, however, will be obtained from the sale of equity. To date we have no commitment from any source for either debt or equity financing.

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

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of the Evaluation Date, such controls and procedures were effective.

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

CHINA JIANYE FUEL, INC.

Date: May 11, 2009	/s/Jianye Wang
Jianye Wang, Chief Executive Officer and Chief Financial Officer