Form 10-K
period 2009-06-30
China Jianye Fuel, Inc.
filed 2009-09-29
CIK 1390662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 000-52496

CHINA JIANYE FUEL, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8296010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
100 Wall Street, 15th Floor, New York, NY, 10005
(Address of principal executive office and zip code)

212-232-0120
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐      No ☒

As of December 31, 2008, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Pink Sheets) was approximately $58,288,231.  Shares of the Registrant’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 22, 2009 there were 30,176,938 shares of the Registrant’s common stock outstanding.

CHINA JIANYE FUEL, INC.

FORM 10-K
For the Fiscal Year Ended June 30, 2009

Forward-Looking Statements

Statements contained in this annual report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this Report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

·	our heavy reliance on limited number of consumers;
·	strong competition in our industry;
·	increases in our raw material costs; and
·	an inability to fund our capital requirements.

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this annual report are discussed in Item 1A. “Risk Factors.” Readers are urged to carefully review and consider the various disclosures made by us in this annual report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this annual report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

PART I

ITEM 1.	BUSINESS

Overview

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

Through June 30, 2009 we have invested approximately $455,603.16 in research and development.  In addition, our Chairman, Jianye Wang, controls Heilongjiang Jianye Fuel Co., Ltd.  That company has licensed to Zhao Dong Jianye Fuel a portfolio of patents, including technologies to manufacture:

·	M80-M90 alcohol-based automobile fuels (No. 2006100105225);

·	E80-E90 Alcohol-based automobile fuel (No. 200610010523X);

·	an ethanol-based clean automobile fuel (No. 2004100480448);

·	an ethyl/methyl alcohol based fuels manufacturing method (No. 2006100105244);

·	an M80-M90/E80-E90 alcohol-based automobile fuel catalyst manufacturing method (No. 2006100105102);

·	an ethanol/methanol degeneration method (No. 20061009907X); and

·	a manufacturing method of high-efficiency alcohol-gasoline blended fuel catalyst (No. 2006100099050).

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

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS

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

Changes in the cost of raw materials could significantly affect Zhao Dong Jianye Fuel’s business.Although the cost of methanol has traditionally been relatively stable, increased use of methanol for fuel would create increased demand and could introduce volatility into the market for methanol.  Our other two primary raw materials, gasoline distillate and ethanol, already trade in volatile markets.  The market price for gasoline distillate is a function of the market price of oil, which has been highly volatile in recent years.  The market price of ethanol depends primarily on the availability of feedstocks, which again has become volatile in recent years due to the heightened demand caused by the widespread acceptance of ethanol as a fuel supplement.   Increased prices in any of these markets could decrease Zhao Dong Jianye Fuel’s profitability.  Zhao Dong Jianye Fuel does not expect to enter into hedging contracts with respect to raw material prices, but will rely on its Chairman’s network of industry relationships to obtain the best available prices.

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

ITEM 2.	PROPERTIES

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

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

Our common stock is quoted under the symbol CJYF.PK.  The Company's common stock was previously traded on the OTC Bulletin Board since December 28, 2006. Our common stock has been delisted from the OTC Bulletin Board, due to our failure to satisfy our SEC filing requirements in a timely fashion.  Until we are eligible to re-apply for listing on the OTC Bulletin Board, our common stock will be quoted on the "Pink Sheets."

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices (1)
	High	Low
Year Ended June 30, 2009
1st Quarter	$4.00	$4.00
2nd Quarter	$4.00	$4.00
3rd Quarter	$4.00	$4.00
4th Quarter	$0.45	$0.10

Year Ended June 30, 2008
1st Quarter	$3.12	$0.39
2nd Quarter	$6.57	$1.04
3rd Quarter	$6.00	$1.25
4th Quarter	$4.00	$4.00

(1)	The above table sets forth the range of high and low closing prices per share of our common stock as reported by OTC Bulletin Board and the Pink Sheets, as applicable, for the periods indicated.

Approximate Number of Holders of Our Common Stock

On September 22, 2009, there were approximately 28 stockholders of record of our common stock.

Dividend Policy

China Jianye Fuel has  not declared or paid cash  dividends or made distributions  in the  past,  and we do not  anticipate  that we will  pay  cash dividends or make  distributions in the foreseeable  future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Recent Sales of Unregistered Securities.

None.

Repurchase of Equity Securities.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of fiscal 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

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

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the year ended June 30, 2008, the effect of converting our financial results to Dollars was to add $36,114 to our accumulated other comprehensive income.

Results of Operations

The following tables set forth key components of results of our operations for the periods indicated, both in dollars and as a percentage of sales revenues and key components of our revenues for the periods indicated in dollars.

	Year Ended June 30, 2009		Year Ended June 30, 2008		Year Ended June 30, 2007
		As a percentage of revenues		As a percentage of revenues		As a percentage of revenues
Revenues	1,081,013	100.00%	6,971,508	100.00%	61,555	100.00%
Cost of Sales	967,647	89.51%	4,391,202	62.98%	61,605	100.08%

Gross Profit	113,366	10.49%	2,526,306	36.23%	(50)	-0-

Operating Expenses
Other selling, general and administrative expenses	503,879	46.61%	541,308	7.76%	63,276	102.79%

Income (loss) from operations	(390,513)	(36.12%)	1,984,998	28.47%	(63,326)	(102.87%)

Other Income (Expenses)	87	-0-	(69)	-0-	5,215	8.47

Income (loss) before income taxes	(390,426)	(36.11%)	1,984,929	28.47%	(58,111)	(94.40%)

Income taxes	-	-	497,147	7.13%	-	-

Net income (loss)	(390,426)	(36.11%)	1,487,782	21.34%	(58,111)	(94.40%)

Other comprehensive income
Foreign currency translation adjustments	36,114	3.34%	421,991	6.05%	253,332	411.55%

Comprehensive income (loss)	(354,312)	(32.77%)	1,909,773	27.39%	195,221	317.14

Comparison of Years ended June 30, 2009 and June 30, 2008.

Revenues.  Revenues decreased approximately $5,890,496, or 85% to approximately $1,081,013 for the year ended June 30, 2009 from approximately $6,971,508 for the same period in 2008.  This decrease was mainly due to the worldwide financial storm which caused price fluctuation and a Chinese government policy change which influenced sales.

Cost of Sales.  Our cost of sales decreased approximately $3,423,555, or 78% to approximately $967,647 for the year ended June 30, 2009 from approximately $4,391,202 for the same period in 2008.  This decrease was mainly due to decrease in sales revenue.  As a percentage of revenues, the cost of sales increased to 89.51% during the year ended June 30, 2009 from 62.98% for the same period of 2008.  Such increase of percentage was due to decreases in sales revenue and a decrease in  the capacity utilizing ratio.

Gross Profit.  Our gross profit decreased approximately $2,412,940, or 96% to approximately $113,366 for the year ended June 30, 2009 from approximately $2,526,306 for the same period in 2008.  This decrease was mainly due to a decrease in sale revenue. As a percentage of revenues, the gross profit decreased to 10.49% during the year ended June 30, 2009 from 36.23% for the same period of 2008.  Such decrease of percentage was due to a decrease in sales revenue and a unit cost increase.

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses decreased approximately $37,429, or 6.91% to approximately $503,879 for the year ended June 30, 2009 from approximately 541,308 for the same period in 2008.  This decrease was mainly due to the decrease in revenue.  As a percentage of revenues, other selling, general and administrative expenses increased to 46.61% during the year ended June 30, 2009 from 7.76% for the same period of 2008.  Such increase of percentage was due to a decrease in revenue.

Income (loss)  from operations.  Income from operations decreased approximately $2,375,511 or 119.67% to approximately $390,426 for the year ended June 30, 2009 from approximately $1,984,929 for the same period in 2008.  This decrease was mainly due to decrease in revenue and an increase in unit cost.  As a percentage of revenues, income from operations decreased to 36.11% during the year ended June 30, 2009 from 28.47% for the same period of 2008.  Such decrease of percentage was due to a decrease in revenues.

Other Income (expenses).  Income from operations increased approximately $18, or 2.60% to approximately $87 for the year ended June 30, 2009 from approximately $69 for the same period in 2008.  This increase was mainly due to a traffic regulation fine.

Income Before Income Taxes and Minority Interest.  Income before income taxes and minority interest decreased approximately $2,375,355, or 119.66% to approximately $1,984,929 for the year ended June 30, 2009 from approximately $390,426 for the same period in 2008.  This decrease was mainly due to a decrease in revenues, an increase in unit cost, and decrease in operating profits.  As a percentage of revenues, income before income taxes and minority interest decreased to 36.11% during the year ended June 30, 2009 from 28.47% for the same period of 2008.  Such increase/decrease of percentage was due to a decrease in revenues, an increase in unit cost, and a decrease in operating profits.

Income Taxes.  Income taxes decreased approximately $497,147, or 100.00% to approximately $-0- the year ended June 30, 2009 from approximately $497,147 for the same period in 2008.  This decrease was mainly due to lack of profits.  As a percentage of revenues, income taxes decreased to -0- during the year ended June 30, 2009 from 7.13% for the same period of 2008.  Such decrease of percentage was due to lack of profits.

Net Income.  Net income decreased approximately $1,878,211 or 126.24% to approximately $390,426 for the year ended June 30, 2009 from approximately $1,487,782 for the same period in 2008.  This decrease was mainly due to  2009 revenue coming from additives which being lower volume and higher margin ratio to more than 60%, and 2008 revenue come from finished products which being higher volume and lower  margin ratio to 10%.  As a percentage of revenues, net income increased to 36.11% during the year ended June 30, 2009 from 21.34% for the same period of 2008.  Such increase of percentage was due to 2009 revenue coming from additives which being lower volume and higher margin ratio to more than 60%, and 2008 revenue coming from finished products which being higher volume and lower  margin ratio to 10%.

Comparison of Years ended June 30, 2008 and June 30, 2007.

Revenues.  Revenues increased approximately $6,909,953, or 11225% to approximately $6,971,508 for the year ended June 30, 2008 from approximately $61,555 for the same period in 2007.

Cost of Sales.  Our cost of sales increased approximately $4,329,597 or 7027% to approximately $4,391,202 for the year ended June 30, 2008 from approximately $61,605 for the same period in 2007.  As a percentage of revenues, the cost of sales decreased to 62.98% during the year ended June 30, 2008 from 100.08% for the same period of 2007.

Gross Profit.  Our gross profit increased approximately $2,526,356 or 50527% to approximately $2,526,306 for the year ended June 30, 2008 from approximately $50 for the same period in 2007.  As a percentage of revenues, the gross profit increased to 36.23% during the year ended June 30, 2008 from -0-% for the same period of 2007.

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses increased approximately $478,032, or 755% to approximately $541,308 for the year ended June 30, 2008 from approximately $63,276 for the same period in 2007.  As a percentage of revenues, other selling, general and administrative expenses decreased to 7.76% during the year ended June 30, 2008 from 102.79% for the same period of 2007.

Income (loss)  from operations.  Income from operations increased approximately $2,048,324 or 3234% to approximately $1,984,998 for the year ended June 30, 2008 from approximately $63,326 for the same period in 2007.  As a percentage of revenues, income from operations decreased to 28.47% during the year ended June 30, 2008 from 102.87% for the same period of 2007.

Other Income (expenses).  Income from operations decreased approximately $5,284, or 101.32% to approximately $69 for the year ended June 30, 2008 from approximately $5,215 for the same period in 2007.  As a percentage of revenues, income from operations decreased to -0- during the year ended June 30, 2008 from 8.47% for the same period of 2007.

Income Before Income Taxes and Minority Interest.  Income before income taxes and minority interest increased approximately $2,043,040, or 3515% to approximately $1,984,929for the year ended June 30, 2008 from approximately $58,111 for the same period in 2007.  As a percentage of revenues, income before income taxes and minority interest increased to 28.47% during the year ended June 30, 2008 from 94.40% for the same period of 2007.

Income Taxes.  Income taxes increased approximately $497,147, or 100.00 % to approximately $497,147 for the year ended June 30, 2008 from approximately -0- for the same period in 2007.  As a percentage of revenues, income taxes increased to 7.13% during the year ended June 30, 2008 from -0- for the same period of 2007.

Net Income.  Net income increased approximately $1,545,893, or 2660% to approximately $1,487,782 for the year ended June 30, 2008 from approximately $58,111 for the same period in 2007.  As a percentage of revenues, net income decreased to 21.34% during the year ended June 30, 2008 from 94.40% for the same period of 2007.

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

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for fiscal year 2009, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These estimates were:

·            Our decision, described in Note 2 to the Consolidated Financial Statements, to record a provision of only $31,227.04 for uncollectible accounts, against total related accounts receivable of $624540.78.  This decision was based on our relationship with the debtors and our knowledge of their capacity to repay the debts.

·            Our decision, described in Note 2 to the Consolidated Financial Statements, to record no provision for obsolete inventories.  This decision was based on fact that our inventory at June 30, 2009 amounted to less than two months’ sales and was primarily usable raw materials.

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal year 2009.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

Consolidated Financial Statements

The full text of our audited consolidated financial statements as of June 30, 2009, and 2008 begins on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

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

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2009.

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

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals are the members of China Jianye Fuel’s Board of Directors and its executive officers.

Name	Age	Position with the Company

Jianye Wang	57	Chairman, Chief Executive Officer, Chief Financial Officer and Director since 2007

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC.  The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in 2009 fiscal year.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws (except where not subsequently dismissed without sanction or settlement), or from engaging in any type of business practice, or a finding of any violation of federal or state securities laws. To the best of our knowledge, no petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our directors or officers, or any partnership in which any of our directors or officers was a general partner at or within two years before the time of such filing, or any corporation or business association of which any of our directors or officers was an executive officer at or within two years before the time of such filing. Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

The Board of Directors has not adopted a code of ethics applicable to the Company’s executive officers.  The Board believes that the small number of individuals involved in the Company’s management makes such a code unnecessary.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid by China Jianye Fuel, Inc. and its subsidiaries to Jianye Wang, its Chief Executive Officer, during the three years since Zhao Dong Jianye Fuel commenced operations.  There were no executive officers whose total salary and bonus for the fiscal year ended June 30, 2009 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Jianye Wang	2009	$30,500	--	--	--	$0
	2008	$30,770	--	--	--	$0
	2007	$40,000	--	--	--	$20,000

Equity Awards

The following tables set forth certain information regarding the stock options acquired by the executive officer named in the table above during the year ended June 30, 2009 and those options held by him on June 30, 2009.

Option Grants in the Last Fiscal Year

					Potential realizable value at annual appreciation for option term
	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date
					5%	10%
Jianye Wang	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended June 30, 2009 and held by him unvested at June 30, 2009.

Unvested Stock Awards in the Last Fiscal Year
	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Jianye Wang	0	--

Remuneration of Directors

None of the members of the Board of Directors receives remuneration for service on the Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

·       each shareholder known by us to own beneficially more than 5% of our common stock;

·       Jianye Wang, our Chief Executive Officer

·       each of our directors; and

·       all directors and executive officers as a group.

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

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of June 30, 2009.

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

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Transactions with Related Persons

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

Other than the aforesaid relationship, Jianye Wang has not engaged in any transaction with China Jianye Fuel, American Jianye or Zhao Dong Jianye Fuel during the past two fiscal years or the current fiscal year that had a transaction value in excess of $60,000

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

None of the members of the Board of Directors is independent, as “independent” is defined in the rules of the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Patrizio & Zhao, LLC served as our independent accountants for the fiscal year ended June 30, 2009.

During the fiscal years ended June 30, 2009 and June 30, 2008, fees for services provided by Patrizio & Zhao, LLC were as follows:

	2009	2008
Audit fees(1)	$65,000	$65,000
Audit-related fees	-	-
Tax fees(2)	-	-
All other fees	-	-
Total	65,000	65,000

(1)
Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Patrizio & Zhao, LLC for our consolidated financial statements as of and for the year ended June 30, 2009.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

Exhibit No.	Description

3.1	Articles of Incorporation – filed as an exhibit to the Registration Statement on Form 10-SB (File No. 000-52496) filed on March 12, 2007.

3.2	Certificate of Amendment of Articles of Incorporation effective on January 17, 2008 – filed as an exhibit to the Current Report on Form 8-K filed on January 18, 2008.

3.3	By-laws– filed as an exhibit to the Registration Statement on Form 10-SB (File No. 000-52496) filed on March 12, 2007.

10.1	2008 Equity Incentive Plan – filed as an exhibit to the S-8 Registration Statement (File No. 333-148895) filed on January 28, 2008.

10.2
Merger Agreement dated as of November 12, 2007 by and among Standard Commerce, Inc.,  Jianye Acquisition Corp., and American Jianye Ethanol Company, Inc., filed as an exhibit to Form 8-K/A filed on June 20, 2008.

21	Subsidiaries of the registrant.*

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibits (including those incorporated by reference).

* Filed herewith.
** Represents management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA JIANYE FUEL INC.

By:	/s/ Jianye Wang
Jianye Wang
Chief Executive Officer

Date: September 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Jiada Hu as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Capacity	Date

/s/ Jianye Wang	Chairman, Chief Executive Officer, Chief Financial Officer and Director	September 29, 2009
Jianye Wang

CHINA JIANYE FUEL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Jianye Fuel, Inc.

We have audited the accompanying consolidated balance sheets of China Jianye Fuel, Inc. and subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Jianye Fuel, Inc. and subsidiaries as of June 30, 2009 and 2008, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey
September 15, 2009

Consolidated Balance Sheets

	June 30, 2009	June 30, 2008
Assets

Current assets:
Cash and cash equivalents	$55,202	$129,635
Accounts receivable, net of allowance for doubtful accounts of	6,214,181	5,793,568
$31,227 and $29,113 at June 30, 2009 and 2008, respectively
Inventory	1,023,372	662,571
Advances to suppliers	1,011,926	1,031,406
Prepaid expenses	-	203,793
Other current assets	287,373	147,481
Total current assets	8,592,054	7,968,454

Property and equipment, net	2,548,503	2,833,086

Intangibles, net	47,783	55,040

Total assets	$11,188,340	$10,856,580

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable and accrued expenses	$1,659,783	$1,215,896
VAT tax payable	443,356	434,580
Income tax payable	528,957	526,791
Due to related parties	1,068,112	852,614
Other current liabilities	36,602	20,857
Total current liabilities	3,736,810	3,050,738

Total liabilities	3,736,810	3,050,738

Stockholders’ equity:
Common Stock, $0.001 par value, 200,000,000 shares	29,977	29,977
Authorized, 29,976,923 shares issued and outstanding at
June 30, 2009 and 2008
Additional paid-in capital	5,695,058	5,695,058
Retained Earnings	952,690	1,343,116
Accumulated other comprehensive income	773,805	737,691
Total stockholders’ equity	7,451,530	7,805,842

Total liabilities and stockholders' equity	$11,188,340	$10,856,580

Consolidated Statements of Operations and Comprehensive Income (loss)

	For the Years Ended June 30,
	2009	2008

Sales	$1,081,013	$6,917,508

Cost of sales	967,647	4,391,202

Gross profit	113,366	2,526,306

Operating expenses
Selling, general and administrative	503,879	541,308

Income (loss) from operations	(390,513)	1,984,998

Other income (expenses)	87	(69)

Income (loss) before provision for income tax	(390,426)	1,984,929

Provision for income tax	-	497,147

Net income (loss)	(390,426)	1,487,782

Other comprehensive income
Foreign currency translation adjustment	36,114	421,991

Comprehensive income (loss)	$(354,312)	$1,909,773

Basic earnings (loss) per share	$(0.01)	$0.05
Diluted earnings (loss) per share	$(0.01)	$0.05

Weighted average number of common shares outstanding:
Basic	29,976,923	29,976,923
Diluted	29,976,923	29,976,923

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional	Retained	other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Stockholders’
	Number	Par Value	Capital	(Deficit)	Income	Equity

Balance at June 30, 2007	4,948,500	$4,949	$6,264,464	$(144,666)	$315,700	$6,440,447

Common stock issued in
recapitalization of American Jianye	25,028,423	25,028	(25,028)	-	-	-

Effect of business combination	-	-	(544,378)	-	-	(544,378)

Net income	-	-	-	1,487,782	-	1,487,782

Other comprehensive income	-	-	-	-	421,991	421,991

Balance at June 30, 2008	29,976,923	$29,977	$5,695,058	$1,343,116	$737,691	$7,805,842

Net loss	-	-	-	(390,426)	-	(390,426)

Other comprehensive income	-	-	-	-	36,114	36,114

Balance at June 30, 2009	29,976,923	$29,977	$5,695,058	$952,690	$773,805	$7,451,530

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2009	2008
Cash flows from operating activities:
Net Income (Loss)	$(390,426)	$1,487,782
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	345,864	229,526
Provision for bad debts	1,994	27,475
Write down of fixed assets due to business combination	-	(544,378)
Deferred production costs	-	254,314
Changes in current assets and current liabilities:
Accounts receivable	(398,782)	(5,495,030)
Inventory	(358,076)	(456,712)
Advances to suppliers	23,721	1,780,433
Prepaid expense	204,631	(192,325)
Other current assets	(139,286)	(137,829)
Accounts payable and accrued expenses	461,391	1,130,557
VAT tax payable	6,990	429,954
Income tax payable	-	497,147
Other current liabilities	15,659	750,456
Total adjustments	164,106	(1,726,412)

Net cash used in operating activities	(226,320)	(238,630)

Cash flows from investing activities:
Acquisition of property and equipment	(38,146)	(54,752)

Net cash used in investing activities	(38,146)	(54,752)

Cash flows from financing activities:
Proceeds from shareholder loans	-	16,017
Effect of business combination	-	544,378
Due to related parties	189,501	(144,754)

Net cash provided by financing activities	189,501	415,641

Effect of foreign currency translation on cash	532	6,815

Net increase (decrease) in cash and cash equivalents	(74,433)	129,074

Cash and cash equivalents at beginning of year	129,635	561

Cash and cash equivalents at end of year	$55,202	$129,635

CHINA JIANYE FUEL, INC.

Notes to Consolidated Financial Statements
June 30, 2009 and 2008

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America. The consolidated financial statements include the accounts of China Jianye Fuel Inc. and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Use Of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, inventory and income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," the Company considers all highly liquid instruments with original maturities of three months or less to be cash and cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from balances outstanding at the end of the period. Based on its assessment of the credit history with customers having outstanding balances and current relationships with them, management makes conclusions whether any realization of losses on balances outstanding at the end of the period will be deemed uncollectible based on the age of the receivables. The Company reserves 0.5% of accounts receivable balances that have been outstanding less than one year, 50% of accounts receivable balances that have been outstanding between one year and two years, and 100% of receivable balances that have been outstanding more than two years. The allowance for doubtful accounts at June 30, 2009 and 2008 was $31,227 and $29,113, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. The Company did not record any provision for slow-moving and obsolete inventory as of June 30, 2009 and 2008.

CHINA JIANYE FUEL, INC.

Notes to Consolidated Financial Statements
June 30, 2009 and 2008
Note 2 – Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets as follows:

Vehicles	5 years
Furniture, machinery and equipment	5 to 10 years
Buildings and improvements	15 years

The carrying value of long lived assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. If necessary, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based upon current and anticipated future undiscounted cash flows. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized. Based upon its most recent analysis, the Company believes that no impairment of property and equipment was needed for the years ended June 30, 2009 and 2008.

Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Per SFAS 144, the Company is required to periodically evaluate the carrying value of long-lived assets and to record an impairment loss when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company concluded that as of June 30, 2009 and 2008 there were no significant impairments of its long-lived assets.

Intangible Assets

Intangible assets consist of “Rights to use land” for 32 years and therefore amortized over 32 years based on straight-line method.

Revenue Recognition

The Company derives its revenues primarily from distribution of fuel for automobile use. In accordance with the provisions of Staff Accounting Bulletin No. 103, revenue is recognized when merchandise is shipped, title and risk of loss is passed to the customer and collectibility is reasonably assured.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2009 and 2008 were insignificant.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

CHINA JIANYE FUEL, INC.

Notes to Consolidated Financial Statements
June 30, 2009 and 2008
Note 2 – Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities, respectively. Therefore, there were no deferred tax assets or liabilities for the years ended June 30, 2009 and 2008.

The Company is subject to PRC Enterprise Income Tax on net income at a rate of 25% for the fiscal year ended June 30, 2009. The Company is not subject to any income taxes in the United States.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, investment securities, accounts receivable, accounts payable, accrued expenses and other obligations, approximate their fair value due to the short-term maturities of the related instruments.

Foreign Currency Translation and Transactions

The financial position and results of operations of the Company is determined using local currency (Chinese Yuan) as the functional currency. Assets and liabilities are translated at the prevailing exchange rate in effect at each year end. Contributed capital accounts are translated using the historical rate of exchange when capital is contributed. Income statement accounts are translated at the average rate of exchange during the year. Currency translation adjustments arising from the use of different exchange rates are included in accumulated other comprehensive income in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

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

Recent Accounting Pronouncements

In April 2009, FASB Staff Position (FSP) No. FSP 107-1 and APB 28-1 was issued to amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as for annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

CHINA JIANYE FUEL, INC.

Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In April 2009, FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, was issued to provide additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.

This FSP also provides guidance on identifying circumstances which indicate that a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, in an inactive market. It demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company’s implementation of this standard did not impact its consolidated results of operations or financial condition.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees, an Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”). FSP FAS133-1 and FIN 45-4 amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP FAS 133-1 and FIN 45-4 also amend FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others (“FIN 45”), to require additional disclosure about the current status of the payment or performance risk of a guarantee. The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 also clarifies the effective date in Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). Disclosures required by SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company’s adoption of FSP FAS 133-1 and FIN 45-4 on January 1, 2009, will not impact its consolidated results of operations or financial condition.

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

CHINA JIANYE FUEL, INC.

Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 3 – Inventory

Inventory at June 30, 2009 and 2008 consists of the following:

	June 30,2009	June 30,2008

Raw materials	$723,231	$594,495
Packaging supplies	28,975	32,058
Finished goods	271,166	36,018

Total	$1,023,372	$662,571

Note 4 – Advances to Suppliers

As a common business practice in China, the Company is required to make advance payments to certain suppliers for raw material procurement and equipment. Such advances are interest-free and unsecured. The advances to suppliers for the years ended June 30, 2009 and 2008 was $1,011,926 and $1,031,406, respectively.

Note 5– Property and Equipment

Property and equipment at June 30, 2009 and 2008 consists of the following:

	June 30,2009	June 30,2008

Property and equipment	$3,442,490	$3,386,419
Less: accumulated depreciation	893,987	553,333

Total	$2,548,503	$2,833,086

Depreciation expense for the years ended June 30, 2009 and 2008 was $338,379 and $220,868, respectively.

Note 6– Intangible Assets

Intangible assets at June 30, 2009 and 2008 consist of the following:

	June 30,2009	June 30,2008

Rights to use land	$73,690	$73,387
Less: accumulated amortization	25,907	18,347

Total	$47,783	$55,040

Amortization expense for the years ended June 30, 2009 and 2008 was $7,485 and $8,658, respectively.

Note 8 – Due To Related Parties

The Company and its affiliated entities regularly borrow money from each other, which is unsecured and non-interest bearing. The balance due to these entities for the years ended June 30, 2009 and 2008 was $1,068,112 and $852,614, respectively.

CHINA JIANYE FUEL, INC.

Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 9 – Income Taxes

China Jianye being incorporated in the State of Nevada is not subject to any income tax according to the rules and regulations of the State of Nevada.

American Jianye being incorporated in the State of Delaware is not subject to any income tax according to the rules and regulations of the State of Delawre.

Before January 1, 2008, the operating subsidiary Zhao Dong in the PRC was generally subject to PRC enterprise income tax at 33%. On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Corporate Income Tax Law (“New CIT Law”), which took effect on January 1, 2008. Under the New CIT Law, foreign-owned enterprises as well as domestic companies are subject to a unified tax rate of 25%. Accordingly, Zhao Dong in the PRC has been subject to the PRC corporate income tax at a rate of 25% on their taxable income arising in the PRC commencing from January 1, 2008.

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company does not recognize any benefits in the financial statements for the fiscal year ended June 30, 2009.

Note 10– Stockholders’ Equity and Related Financing Agreements

On November 13, 2007 Standard Commerce acquired the outstanding capital stock of American Jianye. American Jianye is a holding company that owns all of the registered capital of Zhao Dong, a corporation organized under the laws of The People’s Republic of China.  Zhao Dong is engaged in the business of manufacturing and marketing ethanol and methanol for use as automobile fuel in The People’s Republic of China.  The majority shareholder of American Jianye is Jianye Wang, who is the sole director and chief executive officer of Standard Commerce.

In exchange for the capital stock of American Jianye, Standard Commerce issued to the shareholders of American Jianye 189,901,500 shares of its common stock, representing 97.46% of the outstanding shares of Standard Commerce.  At the same time, Jianye Wang purchased 3,000,000 shares of Standard Commerce common stock from Huaqin Zhou, Ying Wang and Huakang Zhou for a price of $550,000.

Note 11 – Earnings (Loss) Per Share

The Company presents earnings per share on a basic and diluted basis. Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share have been computed by dividing net earnings plus convertible preferred dividends and interest expense (after-tax) on convertible debt by the weighted average number of common shares outstanding including the dilutive effect of equity securities. The weighted average number of common shares calculated for diluted EPS excludes the potential common stock that would be exercised under the options and warrants granted to officers because the inclusion of the potential shares from these options and warrants would cause an anti-dilutive effect by increasing the net earnings per share.

CHINA JIANYE FUEL, INC.

Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 11 – Earnings (Loss) Per Share (continued)

	June 30, 2009	June 30, 2008

Net income (loss)	$(399,156)	$1,487,782

Weighted average common shares	29,976,923	29,976,923

Effect of diluted securities:	-	-

Weighted average common shares	29,976,923	29,976,923

Basic earnings (loss) per share	$(0.01)	$0.05
Diluted earnings (loss) per share	$(0.01)	$0.05

Note 12 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. The Company makes annual contributions of 14% of all employees' salaries to the employee welfare plan.

Note 13 – Risk Factors

For the fiscal year ended June 30, 2009, the Company had one vendor that provided approximately 69% of the Company’s raw materials.  Total purchases from this vendors amounted to $726,246. For the fiscal year ended June 30, 2008, the Company had three vendors that provided approximately 60% of the Company’s raw materials. Total purchases from these vendors amounted to $2,613,231.

For the fiscal year ended June 30, 2009, one customer accounted for approximately 68% of the Company’s net sales. Total sales made to this customer amounted to $737,751. For the fiscal year ended June 30, 2008, two customers accounted for approximately 97% of the Company’s net sales. Total sales made to these two customers amounted to $6,679,730.

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

Note 14 - Concentrations Of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 15 - Subsequent Events

None.