Form 10-Q
period 2009-09-30
China Jianye Fuel, Inc.
filed 2009-11-20
CIK 1390662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 000-52496

CHINA JIANYE FUEL, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8296010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
136-20 38th Ave. Unit 3G, Flushing, NY 11354
(Address of principal executive office and zip code)

718-395-8706
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of October 20, 2009 29,976,923 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CHINA JIANYE FUEL, INC.

FORM 10-Q

For the quarter ended September 30, 2009

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA JIANYE FUEL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2009	2009
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$51,903	$55,202
Accounts receivable, net of allowance for doubtful
accounts of $53,896 and $31,227 at September 30,
2009 and June 30, 2009, respectively	5,394,397	6,214,181
Inventory, net	1,534,071	1,023,372
Advance to supplies	1,943,546	1,011,926
Prepaid and other current assets	246,315	287,373
Due from related parties	89,398	-
Total current assets	9,259,630	8,592,054

Property and Equipment, net	2,468,990	2,548,503

Intangible assets, net	70,042	47,783

Total Assets	$11,798,662	$11,188,340

The Accompanying Notes Are an Integral Part of the Financial Statements

CHINA JIANYE FUEL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30
	2009	2009
Liabilities and Shareholders' Equity	(Unaudited)
Current Liabilities
Accounts payable and accrued expenses	$979,435	$1,659,783
VAT tax payable	427,618	443,356
Income tax payable	562,307	528,957
Due to related parties	1,083,390	1,068,112
Customer deposits	1,092,361	-
Other current liabilities	92,619	36,602
Total current liabilities	4,237,730	3,736,810

Shareholders' Equity
Common stock, $0.001 par value, 200,000,000 shares
authorized, 29,976,923 shares issued and outstanding
as of June 30, 2009 and September 30, 2009	29,977	29,977
Additional paid-in capital	5,695,058	5,695,058
Other comprehensive income	785,383	773,805
Retained earnings	1,050,514	952,690
Total shareholders' equity	7,560,932	7,451,530

Total Liabilities and Shareholders' Equity	$11,798,662	$11,188,340

The Accompanying Notes Are an Integral Part of the Financial Statements

CHINA JIANYE FUEL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September, 2009 and 2008

	For the Three Months Ended
	September 30, 2009	September 30, 2008

Sales	$2,541,000	$122,841
Cost of Sales	2,386,690	110,808
Gross profit	154,310	12,033
Operating costs and expenses:
Selling, general and administrative expenses	23,592	193,865

Income (loss) from operations	130,718	(181,832)

Other income (expenses)
Interest expense	(286)	-
Other expense	-	(234)
Total other income (expense)	(286)	(234)

Income (loss) before provision for income taxes	130,432	(182,066)

Provision for income taxes	32,608	-

Net income (loss)	97,824	(182,066)

Other comprehensive income (loss)
Foreign currency translation adjustment	11,578	24,185

Comprehensive income (loss)	$109,402	$(157,881)

Weighted average number of common shares:
Basic and diluted	29,976,923	29,976,923

Not income (loss) per share:
Basic and diluted	$0.00	$(0.01)

The Accompanying Notes Are an Integral Part of the Financial Statements

CHINA JIANYE FUEL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 2009 and 2008
(Unaudited)

Cash flows from operating activities
Net income (loss)	$97,824	$(182,066)
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Amortization and depreciation	62,089	86,430
Changes in assets and liabilities:
Decrease in accounts receivable	827,759	407,664
Decrease (Increase) in inventory	(508,990)	4,407
Decrease (Increase) in advance to supplies	(929,668)	7,127
Decrease in prepaid and other assets	41,425	28,428
(Decrease) in accounts payable and accured expenses	(693,768)	(454,848)
Increase in customer deposits	1,083,247	-
Increase (Decrease) in VAT tax payable	(16,333)	7,617
Increase in income tax payable	32,608	-
Increase in other current liabilities	68,848	54,372
Net cash provided by (used in) operating activities	65,041	(40,869)

Cash flows from investing activities
Acquisition of property and equipment	-	(4,347)
Net cash used in investing activities	-	(4,347)

Cash flows from financing activities
Due to (from) related parties	(68,414)	-
Net cash used in financing activities	(68,414)	-

Effect of exchange rate changes on cash and cash equivalents	74	382

Net decrease in cash and cash equivalents	(3,299)	(44,834)

Cash and cash equivalents
Beginning	55,202	129,635
Ending	$51,903	$84,801

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$286	$-
Income tax	$-	$-

The Accompanying Notes Are an Integral Part of the Financial Statements

CHINA JIANYE FUEL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation— The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

Organization — China Jianye Fuel Inc. was incorporated as Standard Commerce, Inc. (“Standard Commerce”) in December 1994 in Nevada. On November 13, 2007, Standard Commerce acquired the outstanding capital stock of American Jianye Ethanol Company, Inc., a Delaware corporation (“American Jianye”) and changed its name to China Jianye Fuel Inc. For accounting purposes, the acquisition was treated as a recapitalization of American Jianye. American Jianye is a holding company that owns 100% of Zhao Dong Jianye Fuel Co., Ltd. (“Zhao Dong”), a corporation organized under the laws of the People’s Republic of China. The accompanying consolidated financial statements include the financial statements of China Jianye Fuel Inc. and its subsidiaries (the “Company”). The Company’s primary business is to manufacture and distribute ethanol and methanol as alternative fuel for automobile use.

Basis of Consolidation — The consolidated financial statements include the accounts of China Jianye Fuel, Inc. and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated.

Financial Statement Presentation — Certain changes to the 2008 financial statements have been made to conform to the 2009 financial statement format.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents— Cash and cash equivalents include cash and all highly liquid instruments with original maturities of three months or less.

Inventory — Inventory is stated at the lower of cost or market. Cost is determined by using the weighted-average method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. The Company did not record any provision for slow-moving and obsolete inventory as of September 30, 2009 and June 30, 2009.

Intangible Assets — Intangible assets consist of “Rights to use land” for 32 years in China and therefore amortized over 32 years based on straight-line method.

Recently Issued Accounting Pronouncements — In August 2009, the FASB issued Accounting Standards Update 2009-05, “Measuring Liabilities at Fair Value” to provide guidance on measuring the fair value of liabilities under ASC 820, “Fair Value Measurements and Disclosures.” It establishes that a Level 1 fair value measurement should be used to measure the fair value of a liability and alternative valuation techniques that should be used in the absence of a Level 1 measurement. ASU 2009-05 is effective for the first reporting period beginning after issuance; thus, it became effective for the Company on October 1, 2009. The Company is evaluating the impact of ASU 2009-05 on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force,” to provide amendments to the criteria in Subtopic 609-24 of the Codification for separating consideration into multiple-deliverable revenue arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of each specific deliverable which includes vendor-specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available or estimated selling price if neither VSOE nor third party evidence is available. ASU 2009-13 also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of ASU 2009-13 on its consolidated financial statements.

NOTE 2 - INVENTORY

Inventory at September 30, 2009 and June 30, 2009 consists of the following:

	September 30, 2009	June 30, 2009

Raw material	$407,927	$723,231
Supplies	38,478	28,975
Finished goods	1,087,666	271,166

Total	$1,534,071	$1,023,372

NOTE 3 - RELATED-PARTY TRANSACTIONS

The advances to or from its affiliated entities are unsecured, non-interest bearing and without fixed terms of repayment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

BUSINESS OVERVIEW

China Jianye Fuel, Inc., through its wholly-owned subsidiary, American Jianye Ethanol Company, Inc. (“American Jianye”), owns 100% of the registered capital of Zhao Dong Jianye Fuel Co., Ltd. (“Zhao Dong Jianye Fuel”), a corporation organized in 2004 under the laws of The People’s Republic of China.  Zhao Dong Jianye Fuel is engaged in the business of developing, manufacturing and distributing alcohol-based automobile fuel products in the Peoples Republic of China.

American Jianye Ethanol Company, Inc. was organized under the laws of the State of Delaware in March 2007.  It never initiated any business activity.  In November 2007 American Jianye acquired 100% of the net assets of Zhao Dong Jianye Fuel in exchange for debt and equity in American Jianye..  Those shares represent the only asset of American Jianye.

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

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the year ended June 30, 2009, the effect of converting our financial results to Dollars was to add $36,114 to our accumulated other comprehensive income.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2009 and September 30, 2008:

	For the Three Months Ended September		Increase / (Decrease)
	2009	2008
Revenues	$2,541,000	$122,841	$2,418,159

Cost of Sales	2,386,690	110,808	2,275,882

Gross Profit	154,310	12,033	142,277

Selling, General and Administrative Expenses	23,592	193,865	(170,273)

Income (loss) from operations	130,718	(181,832)	312,550

Other Income (expenses)	(286)	(234)	(52)

Income (loss) before provision for income taxes	130,432	(182,066)	312,498

Income taxes	32,608	-	32,608

Net Income (loss)	97,824	(182,066)	84,242

Total other income (expense)	11,578	24,185	(12,607)

Comprehensive Income (Loss)	$109,402	$(157,881)	$267,283

Revenues.  Revenues increased approximately $2,418,159, or 1969%, to $2,541,000 for the three months ended September 30, 2009 from $122,841 for the same period in 2008.  This increase was mainly due to the increase in sales to two customers for the period ended September 30, 2009, while the sales for the same period in 2008 represents the sales of sample batches to potential customers.

Cost of Sales.  Our cost of sales increased approximately $2,275,882, or 2054%, to $2,386,690 for the three months ended September 30, 2009 from $110,808 for the same period in 2008.  This increase was mainly due to sales increase.

Gross Profit.  Our gross profit increased approximately $142,277, or 1182%, to $154,310 for the three months ended September 30, 2009 from $12,033 for the same period in 2008.  This increase was mainly due to an increase in sale revenue. As a percentage of revenues, the gross profit decreased to 6 % during the three months ended September 30, 2009 from 10 % for the same period of 2008.  Such decrease of percentage was due to the reason that the sales for the same period in 2008 consists mainly the distribution of sample batches to potential customers and we charge a higher margin for the sample sales. These gross profit percentages for the periods ended September 30, 2009 and 2008 are not meaningful, however, since we have not commenced full scale production.

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses decreased approximately $170,273, or 88%, to $23,592 for the three months ended September 30, 2009 from 193,865 for the same period in 2008.  This decrease was mainly due to a decrease in professional fee, rent, and depreciation expenses, which is partially offset by an increase in bad debt and traveling expenses.  As a percentage of revenues, other selling, general and administrative expenses decreased to 1% during the three months ended September 30, 2009 from 158% for the same period of 2008.  Such decrease of percentage was due to an increase in sales revenue.

Income (loss) from operations.  Income (loss) from operations increased approximately $312,550 or 172%, to $130,718 for the three months ended September 30, 2009 from $(181,832) for the same period in 2008.  This increase was mainly due to an increase in revenue and a decrease in operating expenses.  As a percentage of revenues, income (loss) from operations increased to 5 % during the three months ended September 30, 2009 from (148)% for the same period of 2008.  Such increase of percentage was due to an increase in revenue and a decrease in operating expenses.

Other Income (expenses).  Other expenses decreased approximately $52, or 22%, to $286 for the three months ended September 30, 2009 from approximately $234 for the same period in 2008.  The change was not significant.

Income(loss) Before Provision of Income Taxes.  Income before income taxes increased approximately $312,498, or 172%, to $130,432 for the three months ended September 30, 2009 from $182,066 for the same period in 2008.  This decrease was mainly due to an increase in revenues, an increase in operating profits, and a decrease in operating expenses.  As a percentage of revenues, income (loss) before income taxes and minority interest increased to 5 % during the three months ended September 30, 2009 from (148)% for the same period of 2008.  Such increase of percentage was due to the same reason above.

Income Taxes.  Income taxes increased approximately $32,608, or 100%, to $32,608 for the three months ended September 30, 2009 from approximately $-0- for the same period in 2008.  This increase was mainly due to an increase in net income.  As a percentage of revenues, income taxes increased to 1% during the three months ended September 30, 2009 from -0- % for the same period of 2008.  Such increase of percentage was due to an increase in net income.

Net Income (loss).  Net income increased approximately $84,242, or 46%, to $97,824 for the three months ended September 30, 2009 from $(182,066) for the same period in 2008.  This increase in profitability for the period ended September 30, 2009 was due to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Our operations to date have been funded primarily by capital contributions and short-term loans from our Chairman, Jianye Wang, which have been adequate to bring us to the point where we are prepared to commence full scale production.

Our working capital at September 30, 2009 totaled $5,021,900. Included in our working capital, however, was $5,394,397 in accounts receivable, almost all of which are owed by the two customers who were the source of 100% of our 2008 revenue. We are not certain when those receivables will be paid. Also included in working capital was an advance payment to the raw material suppliers in the amount of $1,943,546.The recipient of this advance payment will be our primary source of petroleum distillate, and we made this payment in accord with Chinese custom, to enable the refinery to expand its production capacity in anticipation of doing a large amount of business with us. We have, therefore, only a small amount of liquid assets.

For the three months ended September 30, 2009, our operations in that period increased our cash position by $65,041. This occurred primarily because the amount that we applied to reduce our accounts payable and accrued expenses, $693,768, and increase inventory of $508,990, which was partially offset by the amount that we collected on our accounts receivable, $827,759. This offset enabled us to preserve the goodwill of our vendors. During the same period we realized $1,083,247 in value from customer prepayments, which partially offset by an increase in our advance to suppliers in the amount $929,668, allowing us to preserve our cash.

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These estimates were:

•
Our decision, indicated in the Consolidated Financial Statements, to record a provision of only $53,896 for uncollectible accounts, against total related accounts receivable of $5,448,293.  This decision was based on our relationship with the debtors and our knowledge of their capacity to repay the debts.

•
Our decision, described in Note 2 to the Consolidated Financial Statements, to record no provision for obsolete inventories.  This decision was based on fact that our inventory at September 30, 2009 amounted to less than two months’ sales and was primarily usable raw materials.

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements included in this Quarterly Report on Form 10-Q.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Recently Issued Accounting Policies

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Measuring Liabilities at Fair Value” to provide guidance on measuring the fair value of liabilities under ASC 820, “Fair Value Measurements and Disclosures.” It establishes that a Level 1 fair value measurement should be used to measure the fair value of a liability and alternative valuation techniques that should be used in the absence of a Level 1 measurement. ASU 2009-05 is effective for the first reporting period beginning after issuance; thus, it became effective for the Company on October 1, 2009. The Company is evaluating the impact of ASU 2009-05 on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force,” to provide amendments to the criteria in Subtopic 609-24 of the Codification for separating consideration into multiple-deliverable revenue arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of each specific deliverable which includes vendor-specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available or estimated selling price if neither VSOE nor third party evidence is available. ASU 2009-13 also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of ASU 2009-13 on its consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Not applicable due to smaller reporting company status.

Item 4T. Controls and Procedures

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

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the first quarter of the fiscal year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHINA JIANYE FUEL INC.

By:	/s/ Jianye Wang
Jianye Wang
Chief Executive Officer and Chief Financial Officer

Date: November 20, 2009