Form 10-Q
period 2009-12-31
China Jianye Fuel, Inc.
filed 2010-02-16
CIK 1390662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☐

As of February 11, 2010, 30,176,938 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CHINA JIANYE FUEL, INC.

FORM 10-Q

For the quarter ended December 31, 2009

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA JIANYE FUEL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2009	2009
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$18,391	$55,202
Accounts receivable, net of allowance for doubtful
accounts of $54,120 and $31,227 at December 31,
2009 and June 30, 2009, respectively	5,380,948	6,214,181
Inventory, net	1,641,704	1,023,372
Advance to supplies	1,037,372	1,011,926
Prepaid and other current assets	309,211	287,373
Due from related parties	70,361	-
Total current assets	8,457,987	8,592,054

Property and Equipment, net	2,511,650	2,548,503

Intangible assets, net	60,723	47,783

Total Assets	$11,030,360	$11,188,340

The Accompanying Notes Are an Integral Part of the Financial Statements.

CHINA JIANYE FUEL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2009	2009
Liabilities and Shareholders' Equity	(Unaudited)
Current Liabilities
Accounts payable and accrued expenses	$1,228,792	$1,659,783
VAT tax payable	448,051	443,356
Income tax payable	574,482	528,957
Due to related parties	1,150,868	1,068,112
Customer deposits	9,623	-
Other current liabilities	21,089	36,602
Total current liabilities	3,432,905	3,736,810

Shareholders' Equity
Common stock, $0.001 par value, 200,000,000 shares
authorized, 29,976,923 shares issued and outstanding
as of June 30, 2009 and December 31, 2009	29,977	29,977
Additional paid-in capital	5,695,058	5,695,058
Other comprehensive income	785,377	773,805
Retained earnings	1,087,043	952,690
Total shareholders' equity	7,597,455	7,451,530

Total Liabilities and Shareholders' Equity	$11,030,360	$11,188,340

The Accompanying Notes Are an Integral Part of the Financial Statements.

CHINA JIANYE FUEL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended December 31, 2009 and 2008
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Sales	$1,036,545	$201,588	$3,577,545	$324,430
Cost of Sales	873,459	183,961	3,260,149	294,770
Gross profit	163,086	17,627	317,396	29,660
Operating costs and expenses:
Selling, general and administrative expenses	114,809	144,190	138,401	338,055

Income (loss) from operations	48,277	(126,563)	178,995	(308,395)

Other income (expenses)
Interest expense	(197)	-	(483)	-
Other income (expenses)	625	(96)	625	(330)
Total other income (expense)	428	(96)	142	(330)

Income (loss) before provision for income taxes	48,705	(126,659)	179,137	(308,725)

Provision for income taxes	12,176	-	44,784	-

Net income (loss)	36,529	(126,659)	134,353	(308,725)

Other comprehensive income (loss)
Foreign currency translation adjustment	(6)	23,407	11,572	47,592

Comprehensive income (loss)	$36,523	$(103,252)	$145,925	$(261,133)

Weighted average number of common shares:
Basic and diluted	29,976,923	29,976,923	29,976,923	29,976,923

Not income (loss) per share:
Basic and diluted	$0.00	$(0.00)	$0.00	$(0.01)

The Accompanying Notes Are an Integral Part of the Financial Statements.

CHINA JIANYE FUEL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 2009 and 2008
(Unaudited)

	For the Six Months Ended
	December 31,	December 31,
	2009	2008
Cash flows from operating activities
Net income (loss)	$134,353	$(308,725)
Adjustments to reconcile net income to net cash used in
operating activities:
Amortization and depreciation	28,773	154,867
Changes in assets and liabilities:
Decrease in accounts receivable	841,373	407,818
Increasein inventory	(616,683)	(48,454)
Decrease (increase) in advance to supplies	(24,055)	24,788
Decrease in prepaid and other assets	(21,436)	47,607
Decrease in accounts payable and accured expenses	(444,654)	(439,560)
Increase in VAT tax payable	4,694	20,890
Increase in income tax payable	45,517	-
Increase (decrease) in other current liabilities	(2,804)	75,253
Net cash used in operating activities	(54,922)	(65,516)

Cash flows from investing activities
Acquisition of property and equipment	-	(31,811)
Net cash used in investing activities	-	(31,811)

Cash flows from financing activities
Due to (from) related parties	18,052	-
Net cash provided by financing activities	18,052	-

Effect of exchange rate changes on cash and cash equivalents	59	530

Net decrease in cash and cash equivalents	(36,811)	(96,797)

Cash and cash equivalents
Beginning	55,202	129,635
Ending	$18,391	$32,838

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$483	$-
Income tax	$-	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

CHINA JIANYE FUEL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

Inventory — Inventory is stated at the lower of cost or market. Cost is determined by using the weighted-average method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. The Company did not record any provision for slow-moving and obsolete inventory as of December 31, 2009 and June 30, 2009.

Intangible Assets — Intangible assets consist of “Rights to use land” for 32 years in China and therefore amortized over 32 years based on straight-line method.

Recently Issued Accounting Pronouncements — In August 2009, the FASB issued Accounting Standards Update 2009-05, “Measuring Liabilities at Fair Value” to provide guidance on measuring the fair value of liabilities under ASC 820, “Fair Value Measurements and Disclosures.” It establishes that a Level 1 fair value measurement should be used to measure the fair value of a liability and alternative valuation techniques that should be used in the absence of a Level 1 measurement. ASU 2009-05 is effective for the first reporting period beginning after issuance; thus, it became effective for the Company on October 1, 2009. The adoption of ASU 2009-05 does not have a material impact on its financial statements.

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

NOTE 2 - INVENTORY

Inventory at December 31, 2009 and June 30, 2009 consists of the following:

	December 31, 2009	June 30, 2009

Raw material	$466,324	$723,231
Supplies	38,478	28,975
Finished goods	1,136,902	271,166

Total	$1,641,704	$1,023,372

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

Zhao Dong Jianye Fuel commenced operations in 2004.  Until the Spring of 2008, however, its activities were essentially developmental.  Its research and development efforts have led to the development of a series of fuel products and the award of several patents.  With funds provided by its Chairman, Jianye Wang, it has developed a state-of-the-art refinery for the production of methanol-based and ethanol-based fuels.  In addition, it has organized a staff of engineers, managers and sales professionals that will be able to support its full-scale entry into the fuel market.

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

During the quarter ended December 31, 2007, however, Zhao Dong Jianye Fuel recorded its first significant revenue - $3,449,434.  This occurred because Zhao Dong Jianye Fuel completed a sale and delivery of fuel additives to Zhanjiang Runtong Trading Corp.  In the quarter ended March 31, 2008 we realized our first significant revenue from the sale of fuel, as we sold 4,200 tons of methanol-based fuel to CIPC Heilongjiang HuBei, a fuel distributor, for $3,249,795.  These two sales represented approximately 97% of our revenues for the year ended June 30, 2008.  Zhanjiang Runtong Trading Corp. and CIPC Heilongjiang HuBei are unrelated third parties, and the transactions were the result of arms length negotiation.  After year ended June 30, 2008, however, our sales to Zhanjiang Runtong Trading Corp. and CIPC Heilongjiang HuBei consisted only incidental sales of sales batches.

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

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the six-month period ended December 31, 2009, the effect of converting our financial results to Dollars was to add $11,572 to our accumulated other comprehensive income.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended December 31, 2009 and December 31, 2008:

	For the Three Months Ended December 31,		Increase / (Decrease)
	2009	2008
Revenues	$1,036,545	201,588	834,957

Cost of Sales	873,459	183,961	689,498

Gross Profit	163,086	17,627	149,459

Selling, General and Administrative Expenses	114,809	144,190	(29,381)

Income (loss) from operations	48,277	(126,563)	174,840

Other Income (expenses)	428	(96)	524

Income (loss) before provision for income taxes	48,705	(126,659)	175,364

Income taxes	12,176	-	12,176

Net Income (loss)	36,529	(126,659)	163,188

Other Comprehensive Income (loss)	(6)	23,407	(23,413)

Comprehensive Income (Loss)	$36,523	(103,252)	139,775

Revenues.  Revenues increased approximately $834,957, or 414%, to $1,036,545for the three months ended December 31, 2009 from $201,588 for the same period in 2008.  This increase was mainly due to the increase in sales to two customers for the period ended December 31, 2009, while the sales for the same period in 2008 represents the sales of sample batches to potential customers.

Cost of Sales.  Our cost of sales increased approximately $689,498, or 375%, to $873,459 for the three months ended December 31, 2009 from $183,961 for the same period in 2008.  This increase was mainly due to sales increase.

Gross Profit.  Our gross profit increased approximately $145,459, or 825%, to $163,086for the three months ended December 31, 2009 from $17,627 for the same period in 2008.  This increase was mainly due to an increase in sales revenue. As a percentage of revenues, the gross profit increased to 15.7% during the three months ended December 31, 2009 from 8.7% for the same period of 2008.  Such increase of percentage was due to the reason that the sales for the recent sales consists larger quantities of fuels. The production in quantities makes efficient use of our refinery and ship in quantities that enable us to obtain wholesale shipping charges. These gross profit percentages for the periods ended December 31, 2009 and 2008 are not meaningful, however, since we have not commenced full scale production.

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses decreased approximately $29,381, or 20%, to $114,809for the three months ended December 31, 2009 from $144,190 for the same period in 2008.  This decrease was mainly due to a decrease in rent, and depreciation expenses, which is partially offset by an increase in bad debt and traveling expenses.  As a percentage of revenues, other selling, general and administrative expenses decreased to 1% during the three months ended December 31, 2009 from 72% for the same period of 2008.  Such decrease of percentage was due to an increase in sales revenue.

Income (loss) from operations.  Income (loss) from operations increased approximately $174,840 or 138%, to $48,277 for the three months ended December 31, 2009 from $(126,563) for the same period in 2008.  This increase was mainly due to an increase in revenue and a decrease in operating expenses.  As a percentage of revenues, income (loss) from operations increased to 5% during the three months ended December 31, 2009 from (63)% for the same period of 2008.  Such increase of percentage was due to an increase in revenue and a decrease in operating expenses.

Other Income (expenses).  Other income increased approximately $524, or 546%, to $428 for the three months ended December 31, 2009 from approximately $(96) for the same period in 2008.  The change was not significant.

Income(loss) Before Provision of Income Taxes.  Income before income taxes increased approximately $175,364, or 138%, to $48,705 for the three months ended December 31, 2009 from $126,659 for the same period in 2008.  This decrease was mainly due to an increase in revenues, an increase in operating profits, and a decrease in operating expenses.  As a percentage of revenues, income (loss) before income taxes and minority interest increased to 5% during the three months ended December 31, 2009 from (63)% for the same period of 2008.  Such increase of percentage was due to the same reason above.

Income Taxes.  Income taxes increased to approximately $12,176 for the three months ended December 31, 2009 from approximately $0 for the same period in 2008.  This increase was mainly due to an increase in net income.  As a percentage of revenues, income taxes increased to 1% during the three months ended December 31, 2009 from 0% for the same period of 2008.  Such increase of percentage was due to an increase in net income.

Net Income (loss).  Net income increased approximately $163,188, or 129%, to $36,529 for the three months ended December 31, 2009 from $(126,659) for the same period in 2008.  This increase in profitability for the period ended December 31, 2009 was due to the reasons described above.

Results of Operations for the Six Months Ended December 31, 2009 and December 31, 2008:

	For the Six Months Ended December 31,		Increase / (Decrease)
	2009	2008
Revenues	3,577,545	324,430	3,253,115

Cost of Sales	3,260,149	294,770	2,964,379

Gross Profit	317,396	29,660	287,736

Selling, General and Administrative Expenses	138,401	338,055	(199,654)

Income (loss) from operations	178,995	(308,395)	487,390

Other Income (expenses)	142	(330)	472

Income (loss) before provision for income taxes	179,137	(308,725)	487,862

Income taxes	44,784	-	44,784

Net Income (loss)	134,353	(308,725)	443,078

Other Comprehensive Income (loss)	11,572	47,592	(36,020)

Comprehensive Income (Loss)	145,925	(261,133)	407,058

Revenues.  Revenues increased approximately $3,253,115, or 1,003%, to $3,577,545 for the six months ended December 31, 2009 from $324,430 for the same period in 2008.  This increase was mainly due to the increase in sales to two customers for the period ended December 31, 2009, while the sales for the same period in 2008 represents the sales of sample batches to potential customers.

Cost of Sales.  Our cost of sales increased approximately $2,965,379, or 1,006%, to $3,260,149 for the six months ended December 31, 2009 from $294,770 for the same period in 2008.  This increase was mainly due to sales increase.

Gross Profit.  Our gross profit increased approximately $287,736, or 970%, to $317,396 for the six months ended December 31, 2009 from $29,660 for the same period in 2008.  This increase was mainly due to an increase in sales revenue. As a percentage of revenues, the gross profit decreased to 8.9% during the six months ended December 31, 2009 from 9.1% for the same period of 2008.  Such decrease of percentage was due to the reason that the sales for the same period in 2008 consists mainly the distribution of sample batches to potential customers and we charge a higher margin for the sample sales. These gross profit percentages for the periods ended December 31, 2009 and 2008 are not meaningful, however, since we have not commenced full scale production.

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses decreased approximately $199,654, or 59%, to $138,401 for the six months ended December 31, 2009 from $338,055 for the same period in 2008.  This decrease was mainly due to a decrease in rent, and depreciation expenses, which is partially offset by an increase in bad debt and traveling expenses.  As a percentage of revenues, other selling, general and administrative expenses decreased to 4% during the six months ended December 31, 2009 from 104% for the same period of 2008.  Such decrease of percentage was due to an increase in sales revenue.

Income (loss) from operations.  Income (loss) from operations increased approximately $487,390 or 158%, to $178,995 for the six months ended December 31, 2009 from $(308,395) for the same period in 2008.  This increase was mainly due to an increase in revenue and a decrease in operating expenses.  As a percentage of revenues, income (loss) from operations increased to 5% during the six months ended December 31, 2009 from (95)% for the same period of 2008.  Such increase of percentage was due to an increase in revenue and a decrease in operating expenses.

Other Income (expenses).  Other income increased approximately $472, or 143%, to $142 for the six months ended December 31, 2009 from approximately $(330) for the same period in 2008.  The change was not significant.

Income(loss) Before Provision of Income Taxes.  Income before income taxes increased approximately $487,862, or 158%, to $179,137 for the six months ended December 31, 2009 from $(308,725) for the same period in 2008.  This decrease was mainly due to an increase in revenues, an increase in operating profits, and a decrease in operating expenses.  As a percentage of revenues, income (loss) before income taxes and minority interest increased to 5% during the six months ended December 31, 2009 from (95)% for the same period of 2008.  Such increase of percentage was due to the same reason above.

Income Taxes.  Income taxes increased approximately $44,784 for the six months ended December 31, 2009 from approximately $0 for the same period in 2008.  This increase was mainly due to an increase in net income.  As a percentage of revenues, income taxes increased to 1% during the six months ended December 31, 2009 from 0% for the same period of 2008.  Such increase of percentage was due to an increase in net income.

Net Income (loss).  Net income increased approximately $443,078, or 144%, to $134,353 for the six months ended December 31, 2009 from $(308,725) for the same period in 2008.  This increase in profitability for the period ended December 31, 2009 was due to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Our operations to date have been funded primarily by capital contributions and short-term loans from our Chairman, Jianye Wang, which have been adequate to bring us to the point where we are prepared to commence full scale production.

Our working capital at December 31, 2009 totaled $5,025,082. Included in our working capital, however, was $5,380,948 in accounts receivable, almost all of which are owed by the two customers. We are not certain when those receivables will be paid. Also included in working capital was an advance payment to the raw material suppliers in the amount of $1,037,372.The recipient of this advance payment will be our primary source of petroleum distillate, and we made this payment in accord with Chinese custom, to enable the refinery to expand its production capacity in anticipation of doing a large amount of business with us. We have, therefore, only a small amount of liquid assets.

For the six months ended December 31, 2009, our operations in that period decreased our cash position by $36,811. This occurred primarily because the amount that we applied to reduce our accounts payable and accrued expenses, $444,654, and increase inventory of $616,683, which was partially offset by the amount that we collected on our accounts receivable, $841,373. This offset enabled us to preserve the goodwill of our vendors. During the same period we realized $2,804 in value from customer prepayments and other payable , which partially offset by an increase in our advance to suppliers in the amount $24,055, allowing us to preserve our cash.

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These estimates were:

•
Our decision, indicated in the Consolidated Financial Statements, to record a provision of only $54,120 for uncollectible accounts, against total related accounts receivable of $5,435,068.  This decision was based on our relationship with the debtors and our knowledge of their capacity to repay the debts.

•
Our decision, described in Note 1 to the Consolidated Financial Statements, to record no provision for obsolete inventories.  This decision was based on fact that our inventory at December 31, 2009 amounted to less than two months’ sales and was primarily usable raw materials.

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements included in this Quarterly Report on Form 10-Q.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Recently Issued Accounting Policies

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Measuring Liabilities at Fair Value” to provide guidance on measuring the fair value of liabilities under ASC 820, “Fair Value Measurements and Disclosures.” It establishes that a Level 1 fair value measurement should be used to measure the fair value of a liability and alternative valuation techniques that should be used in the absence of a Level 1 measurement. ASU 2009-05 is effective for the first reporting period beginning after issuance; thus, it became effective for the Company on October 1, 2009. The adoption of ASU 2009-05 does not have a material impact on its financial statements.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, such controls and procedures were effective.

Changes in internal controls.

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated whether any changes in the Company’s internal control over financial reporting had occurred during the most recently completed fiscal quarter, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: February 16, 2010