Form 10-K/A
period 2009-06-30
China Jianye Fuel, Inc.
filed 2010-03-05
CIK 1390662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO
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

As of September 22, 2009, there were 30,176,938 shares of the Registrant’s common stock outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment No.1 to Form 10-K (File Number: 000-52496) is to amend and restate in its entirety the disclosure under Item 9A(T) Controls and Procedures of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009 filed with the SEC on September 29, 2009 (the “Form 10-K”).

Except as set forth above, this Amendment No.1 to Form 10-K does not modify, amend or update in any way any other items or disclosure in the Form 10-K.  This Amendment No.1 to Form 10-K continues to speak as of the date of the original Form 10-K and other than as specifically reflected in this Amendment No.1 to Form 10-K does not reflect events occurring after the filing of the original Form 10-K.

ITEM 9A(T).   CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of June 30, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified two material weaknesses in our internal control over financial reporting.  These material weaknesses consisted of:

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

21	Subsidiaries of the Registrant – filed as an exhibit to the Form 10-K (File No. 000-52496) filed on September 29, 2009.

31.1 *	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA JIANYE FUEL, INC.

By:	/s/ Jianye Wang
Jianye Wang
Chief Executive Officer

Date: March 5, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Jianye Wang as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Capacity	Date

/s/ Jianye Wang	Chairman, Chief Executive Officer, Chief Financial Officer and Director	March 5, 2010
Jianye Wang