Form 10-Q/A
period 2009-09-30
China Jianye Fuel, Inc.
filed 2010-03-05
CIK 1390662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

AMENDMENT NO. 1
TO
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

As of October 20, 2009, 29,976,923 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

EXPLANATORY NOTE

We are filing this Amendment No.1 to Form 10-Q (File Number: 000-52496), or this Amendment, to amend certain sections in our Form 10-Q for the three months ended September 30, 2009, originally filed on November 20, 2009 (the “Original Filing”). This Amendment amends Part I, Item 4(T) Controls and Procedures and Item 6 Exhibits. This Amendment does not otherwise amend the Original Filing.

Except as set forth above, this Amendment does not modify, amend or update in any way any other items or disclosure in the Original Filing. This Amendment continues to speak as of the date of the Original Filing and other than as specifically reflected in this Amendment does not reflect events occurring after the filing of the Original Filing.

PART 1 - FINANCIAL INFORMATION

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

Date: March 5, 2010