Form 10-Q
period 2010-03-31
China Jianye Fuel, Inc.
filed 2010-05-17
CIK 1390662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

 54
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 000-52496

CHINA JIANYE FUEL, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8296010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

F 14 No. 54 Heping Road, Dongli District, Harbin, P.R. China
(Address of principal executive office and zip code)

+86 15604660116
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

As of May 14, 2010, 29,976,923 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CHINA JIANYE FUEL, INC.

FORM 10-Q

For the quarter ended March 31, 2010

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA JIANYE FUEL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2010	2009
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$33,783	$55,202
Accounts receivable, net of allowance for doubtful
accounts of $54,120 and $31,227 at March 31,
2010 and June 30, 2009, respectively	5,357,924	6,214,181
Inventory, net	1,641,704	1,023,372
Advance to supplies	1,028,864	1,011,926
Prepaid and other current assets	320,684	287,373
Due from related parties	87,539	-
Total current assets	8,470,498	8,592,054

Property and Equipment, net	2,427,330	2,548,503

Intangible assets, net	60,147	47,783

Total Assets	$10,957,975	$11,188,340

The Accompanying Notes Are an Integral Part of the Financial Statements.

CHINA JIANYE FUEL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	June 30,
	2010	2009
Liabilities and Shareholders' Equity	(Unaudited)
Current Liabilities
Accounts payable and accrued expenses	$1,024,297	$1,659,783
VAT tax payable	448,107	443,356
Income tax payable	544,238	528,957
Due to related parties	1,217,153	1,068,112
Customer deposits	196,366	-
Other current liabilities	21,089	36,602
Total current liabilities	3,451,250	3,736,810

Shareholders' Equity
Common stock, $0.001 par value, 200,000,000 shares
authorized, 29,976,923 shares issued and outstanding
as of June 30, 2009 and March 31, 2010	29,977	29,977
Additional paid-in capital	5,695,058	5,695,058
Other comprehensive income	785,341	773,805
Retained earnings	996,349	952,690
Total shareholders' equity	7,506,725	7,451,530

Total Liabilities and Shareholders' Equity	$10,957,975	$11,188,340

The Accompanying Notes Are an Integral Part of the Financial Statements.

CHINA JIANYE FUEL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Sales	$-	$-	$3,577,545	$324,430
Cost of Sales	-	-	3,260,149	294,770
Gross profit	-	-	317,396	29,660
Operating costs and expenses:
Selling, general and administrative expenses	120,864	80,758	259,265	418,813

Income (loss) from operations	(120,864)	(80,758)	58,131	(389,153)

Other income (expenses)
Other income (expenses)	(61)	(165)	81	(495)

Income (loss) before provision for income taxes	(120,925)	(80,923)	58,212	(389,648)

Provision for income taxes	(30,231)	-	14,553	-

Net income (loss)	(90,694)	(80,923)	43,659	(389,648)

Other comprehensive income (loss)
Foreign currency translation adjustment	(36)	(11,606)	11,536	35,986

Comprehensive income (loss)	$(90,730)	$(92,529)	$55,195	$(353,662)

Weighted average number of common shares:
Basic and diluted	29,976,923	29,976,923	29,976,923	29,976,923

Not income (loss) per share:
Basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.01)

The Accompanying Notes Are an Integral Part of the Financial Statements.

CHINA JIANYE FUEL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	March 31,	March 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$43,659	$(389,648)
Adjustments to reconcile net income to net cash used in
operating activities:
Amortization and depreciation	113,636	187,199
Changes in assets and liabilities:
Decrease in accounts receivable	864,387	464,229
Increase in inventory	(616,683)	(100,363)
Decrease (increase) in advance to supplies	(4,156)	29,004
Decrease (increase) in prepaid and other assets	(44,299)	54,344
(Decrease) in accounts payable and accrued expenses	(649,066)	(436,347)
Increase in VAT tax payable	4,144	5,358
Increase in income tax payable	14,553	-
Increase in other current liabilities	185,202	121,727
Net cash used in operating activities	(88,623)	(64,497)

Cash flows from investing activities
Acquisition of property and equipment	-	(36,152)
Net cash used in investing activities	-	(36,152)

Cash flows from financing activities
Due to related parties	67,139	-
Net cash provided by financing activities	67,139	-

Effect of exchange rate changes on cash and cash equivalents	65	732

Net decrease in cash and cash equivalents	(21,419)	(99,917)

Cash and cash equivalents
Beginning	55,202	129,635
Ending	$33,783	$29,718

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$-	$-
Income tax	$-	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

CHINA JIANYE FUEL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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

Inventory — Inventory is stated at the lower of cost or market. Cost is determined by using the weighted-average method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. The Company did not record any provision for slow-moving and obsolete inventory as of March 31, 2010 and June 30, 2009.

Intangible Assets — Intangible assets consist of “Rights to use land” for 32 years in China and therefore amortized over 32 years based on straight-line method.

Recently Issued Accounting Pronouncements — In June 2009, the Financial Accounting Standards Board issued guidance, which contains amendments to Accounting Standards Codification (“ASC”) 810, "Consolidation," relating to how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. These provisions became effective for us on January 1, 2010, but did not have a material impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13, which amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements , which, among other things, amends Accounting Standards Topic 820 Fair Value Measurements and Disclosures (ASC 820) to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company’s adoption of this standard had no impact on its consolidated financial position, results of operations or cash flows.

NOTE 2 - INVENTORY

Inventory at March 31, 2010 and June 30, 2009 consisted of the following:

	March 31, 2010	June 30, 2009

Raw materials	$466,324	$723,231
Supplies	38,478	28,975
Finished goods	1,136,902	271,166

Total	$1,641,704	$1,023,372

NOTE 3 - RELATED-PARTY TRANSACTIONS

The advances to or from the Company’s affiliated entities are unsecured, non-interest bearing and without fixed terms of repayment.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Quarterly Report on Form 10-Q contains “forward-looking” statements, as such term is defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements consist of information relating to the Company that is based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

BUSINESS OVERVIEW

China Jianye Fuel, Inc. (“China Jianye”) was originally incorporated as Standard Commerce, Inc. (“Standard Commerce”) in December 1994 in Nevada.  On November 13, 2007, Standard Commerce acquired the outstanding capital stock of American Jianye Ehtanol Company, Inc. (“American Jianye”), a Delware Corporation, and changed its name to China Jianye Fuel, Inc.  (“China Jianye”).  China Jianye, through its wholly-owned subsidiary, American Jianye, owns 100% of the registered capital of Zhao Dong Jianye Fuel Co., Ltd. (“Zhao Dong Jianye Fuel”), a corporation organized in 2004 under the laws of The People’s Republic of China.  Zhao Dong Jianye Fuel is engaged in the business of developing, manufacturing and distributing alcohol-based automobile fuel products in the People’s Republic of China.

American Jianye was organized under the laws of the State of Delaware in March 2007.  It never initiated any business activity.  In November 2007, American Jianye acquired 100% of the net assets of Zhao Dong Jianye Fuel in exchange for debt and equity in American Jianye.  Those shares represent the only asset of American Jianye.

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

Zhao Dong Jianye Fuel was among the first China-based fuel manufacturers to bring to market alcohol-based automobile fuel. Alcohol-based fuel is an attractive alternative to gasoline for several reasons, including its environmental benefits.  Alcohol-based fuel burns with higher efficiency and significantly lower toxic waste emissions than any lead-free gasoline that meets China’s national GB17930-1999 fuel quality standards. With its average total toxic waste emission level being only 1% of the maximum toxic emission level mandated by Chinese industry regulators, the quality of alcohol-based fuel is on par with or exceeds the international fuel quality standards for Type IV lead-free gasoline. In addition, due to the lower costs of the raw materials used in the manufacturing process, the average integrated cost of such fuels is only about 4,000-4,150 Renminbi (“RMB”) ($590-610) per ton, lower than the prevailing wholesale price of #93 lead-free gasoline in China by as much as 1,000 RMB ($147) per ton.

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

The Company is currently capable of producing alcohol-based fuels comparable to lead-free gasoline with octane ratings ranging from #90 to #98. The Company’s products include both ethanol-based fuels (E10, E30, E50, E60, E70, E80 and E85), and methanol-based fuels (M10, M30, M50, M60, M70, M80 and M85), although the primary focus of its business plan is on methanol-based fuels due to their environmental and economic advantages. Recently, the Company has also been engaged in research and development of methanol/ethanol blended fuels, including ME80 and ME85.

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

Until the year ended June 30, 2008, the Company’s revenue-producing activities had been incidental to the company’s research and development activities.  Prior to September 30, 2007, Zhao Dong Jianye Fuel sold modest amounts of fuel to a variety of customers, primarily to (a) develop the channels through which it will market when it commences full scale production and (b) introduce new products to those markets for testing and publicity.  In the fiscal year ended June 30, 2006 this incidental marketing effort generated $541,103 in revenue.  In the year ended on June 30, 2007, however, Zhao Dong Jianye Fuel suspended most of its revenue-producing activities in order to focus on internal organization activities.  As a result, only $61,555 in revenue was generated during the 2007 fiscal year.

During the quarter ended December 31, 2007, Zhao Dong Jianye Fuel recorded its first significant revenue - $3,449,434.  This occurred because Zhao Dong Jianye Fuel completed a sale and delivery of fuel additives to Zhanjiang Runtong Trading Corp.  In the quarter ended March 31, 2008, we realized additional significant revenue from the sale of fuel, as we sold 4,200 tons of methanol-based fuel to CIPC Heilongjiang HuBei, a fuel distributor, for $3,249,795.  These two sales represented approximately 97% of our revenues for the year ended June 30, 2008.  Zhanjiang Runtong Trading Corp. and CIPC Heilongjiang HuBei are unrelated third parties, and the transactions were the result of arms length negotiation.  After year ended June 30, 2008, however, our sales to Zhanjiang Runtong Trading Corp. and CIPC Heilongjiang HuBei consisted only incidental sales of sales batches.

We expect to develop more consistent revenue streams in the current fiscal year.  In July 2008, Zhao Dong Jianye Fuel entered into a contract with Zhuhai Zhonghuan Oil Ltd., which contemplates that the customer will purchase 15,000 tons of ethanol-based automobile fuel per month. Then, in September 2008, Zhao Dong Jianye Fuel entered into contract with Shanxi Province Hanzhong Xilan Liquefied Petroleum Limited to provide the company 200 to 300 tons of M30 fuel each month.  Neither of these contracts represents a binding purchase commitment as the customers commit to purchase fuel for only one month at a time.  However, these contracts suggest that we are beginning to achieve a consistent stream of revenue.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to U.S. dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet, the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the nine-month period ended March 31, 2010, the effect of converting our financial results to U.S. Dollars added $11,536 to our accumulated other comprehensive income.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2010 and March 31, 2009:

	For the Three Months Ended March 31,		Increase / (Decrease)
	2010	2009
Revenues	$0	0	0

Cost of Sales	0	0	0

Gross Profit	0	0	0

Selling, General and Administrative Expenses	120,864	80,758	40,106

Income (loss) from operations	(120,864)	(80,758)	(40,106)

Other Income (expenses)	(61)	(165)	104

Income (loss) before provision for income taxes	(120,925)	(80,923)	(40,002)

Income taxes	(30,231),	0	(30,231)

Net Income (loss)	(90,694)	(80,923)	(9,771)

Other Comprehensive Income (loss)	(36)	(11,606)	11,570

Comprehensive Income (Loss)	$(90,730)	(92,529)	1,799

Revenues.  We did not generate any revenue for the three-month periods ended March 31, 2010 and March 31, 2009.

Cost of Sales.  No cost of sales were incurred for the three-month periods ended March 31, 2010 and March 31, 2009.

Gross Profit.  Our gross profit was $0 for the three-month periods ended March 31, 2010 and March 31, 2009.

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses increased approximately $40,106, or 50%, to $120,864 for the three months ended March 31, 2010 from $80,758 for the same period in 2009.  This increase was mainly due to an increase in depreciation expenses and rent ,which is partially offset by a decrease in professional and traveling expenses.

Income (loss) from operations.   Loss from operations increased approximately $(40,106) or 50%, to $(120,864) for the three months ended March 31, 2010 from $(80,758) for the same period in 2009.  This increase was mainly due to an increase in operating expenses.

Other Income (expenses).  Other expenses decreased approximately $104, or 63%, to $(61) for the three months ended March 31, 2010 from approximately $(165) for the same period in 2009.  The change was not significant.

Income (loss) Before Provision of Income Taxes.  Loss before income taxes increased approximately $(40,002), or 49%, to $(120,925) for the three months ended March 31, 2010 from $(80,923) for the same period in 2009.  This increase was mainly due to an increase in operating expenses

Income Taxes.  Income taxes decreased to approximately $(30,231) for the three months ended March 31, 2010 from approximately $0 for the same period in 2009.  This decrease was mainly due to a decrease in net income.

Net Income (loss).  Net loss increased approximately $(9,771), or 12%, to $(90,694) for the three months ended March 31, 2010 from $(80,923) for the same period in 2009.  This increase in profitability for the period ended December 31, 2009 was due to the reasons described above.

Results of Operations for the Nine Months Ended March 31, 2010 and March 31, 2009:

	For the Nine Months Ended March 31,		Increase / (Decrease)
	2010	2009
Revenues	3,577,545	324,430	3,253,115

Cost of Sales	3,260,149	294,770	2,965,379

Gross Profit	317,396	29,660	287,736

Selling, General and Administrative Expenses	259,265	418,813	(159,548)

Income (loss) from operations	58,131	(389,153)	447,284

Other Income (expenses)	81	(495)	576

Income (loss) before provision for income taxes	58,212	(389,648)	447,860

Income taxes	14,553	0	14,553

Net Income (loss)	43,659	(389,648)	435,307

Other Comprehensive Income (loss)	11,536	35,986	(24,450)

Comprehensive Income (Loss)	55,195	(353,662)	408,857

Revenues.  Revenues increased approximately $3,253,115, or 1,003%, to $3,577,545 for the nine months ended March 31, 2010 from $324,430 for the same period in 2009.  This increase was mainly due to the increase in sales to two customers for the period ended March 31, 2009, while the sales for the same period in 2009 represents the sales of sample batches to potential customers.

Cost of Sales.  Our cost of sales increased approximately $2,965,379, or 1,006%, to $3,260,149 for the nine months ended March 31, 2010 from $294,770 for the same period in 2009.  This increase was mainly due to sales increase.

Gross Profit.  Our gross profit increased approximately $287,736, or 970%, to $317,396 for the nine months ended March 31, 2010 from $29,660 for the same period in 2009.  This increase was mainly due to an increase in sales revenue. As a percentage of revenues, the gross profit decreased to 8.87% during the nine months ended March 31, 2010 from 9.14% for the same period of 2009.  Such decrease of percentage was due to the sales for the same period in 2009 consisting mainly of the distribution of sample batches to potential customers and charging a higher margin for the sample sales. These gross profit percentages for the periods ended March 31, 2010 and 2009 are not meaningful, however, since we have not commenced full scale production.

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses decreased approximately $159,548, or 38%, to $259,265 for the nine months ended March 31, 2010 from $418,813 for the same period in 2009.  This decrease was mainly due to a decrease in rent, and depreciation expenses, which is partially offset by an increase in bad debt and miscellaneous expenses.  As a percentage of revenues, other selling, general and administrative expenses decreased to 7.25% during the nine months ended March 31, 2010 from 129.09% for the same period of 2009.  Such decrease of percentage was due to an increase in sales revenue.

Income (loss) from operations.  Income (loss) from operations increased approximately $447,284 or 115%, to $58,131 for the nine months ended March 31, 2010 from $(389,153) for the same period in 2009.  This increase was mainly due to an increase in revenue and a decrease in operating expenses.  As a percentage of revenues, income (loss) from operations increased to 16.25% during the nine months ended March 31, 2010 from (119.95)% for the same period of 2009.  Such increase of percentage was due to an increase in revenue and a decrease in operating expenses.

Other Income (expenses).  Other income increased approximately $576, or 116%, to $81 for the nine months ended March 31, 2010 from approximately $(495) for the same period in 2009.  The change was not significant.

Income (loss) Before Provision of Income Taxes.  Income before income taxes increased approximately $447,860, or 115%, to $58,212 for the nine months ended March 31, 2010 from $(389,648) for the same period in 2009.  This increase was mainly due to an increase in revenues, an increase in operating profits, and a decrease in operating expenses.  As a percentage of revenues, income (loss) before income taxes increased to 1.63% during the nine months ended March 31, 2010 from (120.10)% for the same period of 2009.  Such increase of percentage was due to the same reason described above.

Income Taxes.  Income taxes increased approximately $14,553 for the nine months ended March 31, 2010 from approximately $0 for the same period in 2009.  This increase was mainly due to an increase in net income.  As a percentage of revenues, income taxes increased to 0.41% during the nine months ended March 31, 2010 from 0% for the same period of 2009.  Such increase of percentage was due to an increase in net income.

Net Income (loss).  Net income increased approximately $435,307, or 112%, to $43,659for the nine months ended March 31, 2010 from $(389,648) for the same period in 2009.  This increase in profitability for the period ended March 31, 2010 was due to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Our operations to date have been funded primarily by capital contributions and short-term loans from our Chairman, Jianye Wang, which have been adequate to bring us to the point where we are prepared to commence full scale production.

Our working capital at March 31, 2010 totaled $5,019,249. Included in our working capital, however, was $5,357,924 in accounts receivable, almost all of which are owed by the two customers referred to above. We are not certain when those receivables will be paid. Also included in working capital was an advance payment to our raw material suppliers in the amount of $1,028,864.The recipient of this advance payment will be our primary source of petroleum distillate, and we made this payment in accordance with Chinese custom to enable the refinery to expand its production capacity in anticipation of doing a large amount of business with us. We have, therefore, only a small amount of liquid assets.

For the nine months ended March 31, 2010, our operations in that period decreased our cash position by $88,623. This occurred primarily because the amount that we applied to reduce our accounts payable and accrued expenses, $649,066, and increase inventory of $616,683, which was partially offset by the amount that we collected on our accounts receivable, $864,387. This offset enabled us to preserve the goodwill of our vendors. During the same period we realized $185,202 in value from customer prepayments and other payable, which was partially offset by an increase in our advance to suppliers in the amount $4,156, allowing us to preserve our cash.

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These estimates were:

•
Our decision, indicated in the Consolidated Financial Statements, to record a provision of only $54,120 for uncollectible accounts, against total related accounts receivable of $5,412,044.  This decision was based on our relationship with the debtors and our knowledge of their capacity to repay the debts.

•
Our decision, described in Note 1 to the Consolidated Financial Statements, to record no provision for obsolete inventories.  This decision was based on fact that our inventory at March 31, 2010 amounted to less than two months’ sales and was primarily usable raw materials.

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements included in this Quarterly Report on Form 10-Q.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Recently Issued Accounting Policies

In June 2009, the Financial Accounting Standards Board issued guidance, which contains amendments to Accounting Standards Codification 810, "Consolidation," relating to how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. These provisions became effective for us on January 1, 2010, but did not have a material impact on our financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Updated (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements , which, among other things, amends Accounting Standards Topic 820 Fair Value Measurements and Disclosures (ASC 820) to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company’s adoption of this standard had no impact on its consolidated financial position, results of operations or cash flows.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHINA JIANYE FUEL INC.

By:	/s/ Shobu Yu
Shobu Yu
Chief Executive Officer

Date: May 17, 2010

By:	/s/ Haishen Fei
Haishen Fei
Chief Financial Officer

Date: May 17, 2010