Form 10-K
period 2010-06-30
China Jianye Fuel, Inc.
filed 2010-10-13
CIK 1390662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2010

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

As of October 13, 2010 there were 29,976,923 shares of the Registrant’s common stock outstanding.

CHINA JIANYE FUEL, INC.
FORM 10-K
For the Fiscal Year Ended June 30, 2010

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

Most of our sales are large bulk shipments that we manufacture to order.  Currently our backlog of firm orders amounts to only $15,000, since we fabricate the products as soon as orders arrive.  At this time last year, we had no backlog.  At the same time, however, we have two significant production contracts:

•	Agreement for the sale of #97 ethanol fuel to Zhuhai Zhonghuan Oil Limited. This agreement contemplates the sale by us of 15,000 tons of fuel per month for a price of $1,110 per ton.

•
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

RISKS RELATED TO OUR COMMON STOCK

There is no active trading market for our common stock.

Our common stock is quoted on the Pink Sheets, and we are currently in the process of seeking to reestablish quotation of our common stock on the Over the Counter Bulletin Board quotation service. However, currently, there is no active trading market for any of our securities, and we cannot assure you that a market for our stock will develop. Consequently, our shareholders may not be able to use their shares for collateral or loans and may not be able to liquidate at a suitable price in the event of an emergency. In addition, our shareholders may not be able to resell their shares at or above the price they paid for them or may not be able to sell the shares at all. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for the securities, the ability of holders of the securities to sell their securities, or the prices at which holders may be able to sell their securities.

The shares of common stock eligible for future sale could negatively affect the market price of our common stock.

The Company has approximately a total of 29,976,923 shares of Common Stock issued and outstanding. If the Company's stockholders sell substantial amounts of the Company's common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of its common stock could fall. These sales also may make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that the Company deems reasonable or appropriate. Stockholders who have been issued shares will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired their shares.

Our common stock may be deemed to be a penny stock and, as such, we are subject to the risks associated with “penny stocks”. regulations relating to “penny stocks” limit the ability of our shareholders to sell their shares and, as a result, our shareholders may have to hold their shares indefinitely.

We are seeking to reestablish the quotation of our common stock on the Over the Counter Bulletin Board quotation service.  The Over the Counter Market is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and may cause difficulty in obtaining future financing. Furthermore, our common stocks may be deemed to be “penny stock” as that term is defined in Regulation Section “240.3a51 -1” of the Securities and Exchange Commission (the “SEC”). Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a “recognized” national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ -where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three years) or U.S. $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than U.S. $6,000,000 for the last three years.

Section “15(g)” of the United States Securities Exchange Act of 1934, as amended, and Regulation Section “240.15g(c) 2” of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in the Company’s common shares are urged to obtain and read such disclosure carefully before purchasing any common shares that are deemed to be “penny stock”.

Moreover, Regulation Section “240.15g -9” of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company’s common shares to resell their common shares to third parties or to otherwise dispose of them. Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

(i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

(iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

(iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

(v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities law provides a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

Failure to achieve and maintain effective internal controls in accordance with section 404 of the Sarbanes-Oxley act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We may be required in the future to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including annual management assessments of the effectiveness of such internal controls and a report by our independent certified public accounting firm addressing these assessments. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

Shares eligible for future sale, if at all, may adversely affect the market price of our common stock, as the future sale of a substantial amount of our restricted stock in the public marketplace could reduce the price of our common stock.

From time to time, certain of our stockholders may be eligible, if at all, to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

We do not expect to pay dividends in the future. any return on investment may be limited to the value of the company’s stock.

We do not anticipate paying cash dividends on our stock in the foreseeable future. The payment of dividends on our stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, its stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

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

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	Closing Prices (1)
	High	Low
Year Ended June 30, 2010
1st Quarter	$0.10	$0.10
2nd Quarter	$0.10	$0.10
3rd Quarter	$0.10	$0.10
4th Quarter	$0.10	$0.10

Year Ended June 30, 2009
1st Quarter	$4.00	$4.00
2nd Quarter	$4.00	$4.00
3rd Quarter	$4.00	$4.00
4th Quarter	$0.45	$0.10

(1)	The above table sets forth the range of high and low closing prices per share of our common stock as reported by OTC Bulletin Board and the Pink Sheets, as applicable, for the periods indicated.

Approximate Number of Holders of Our Common Stock

On October 13, 2010, there were approximately __ stockholders of record of our common stock.

Dividend Policy

China Jianye Fuel has  not declared or paid cash  dividends or made distributions  in the  past,  and we do not  anticipate  that we will  pay  cash dividends or make  distributions in the foreseeable  future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

China Jianye Fuel, Inc. (“China Jianye”) was originally incorporated as Standard Commerce, Inc. (“Standard Commerce”), a Nevada corporation, in December 1994.  On November 13, 2007, Standard Commerce acquired the outstanding capital stock of American Jianye Ethanol Company, Inc. (“American Jianye”), a Delaware Corporation, and changed its name to China Jianye Fuel, Inc.  (“China Jianye”).  China Jianye, through its wholly-owned subsidiary, American Jianye, owns 100% of the registered capital of Zhao Dong Jianye Fuel Co., Ltd. (“Zhao Dong Jianye Fuel”), a corporation organized in 2004 under the laws of The People’s Republic of China.  Zhao Dong Jianye Fuel is engaged in the business of developing, manufacturing and distributing alcohol-based automobile fuel products in the People’s Republic of China.

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

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to U.S. dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet, the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the year ended March 31, 2010, the effect of converting our financial results to U.S. Dollars added $33,092 to our accumulated other comprehensive income.

Comparison of Years ended June 30, 2010 and June 30, 2009.

Revenues.  Revenues increased approximately $2,513,797, or 233% to approximately $3,594,810 for the year ended June 30, 2010 from approximately $1,081,013 for the same period in 2009.  This increase was mainly due to the increase in sales to two customers in 2010.

Cost of Sales.  Our cost of sales increased approximately $2,440,065, or 252% to approximately $3,407,712 for the year ended June 30, 2010 from approximately $967,647 for the same period in 2009.  This increase was mainly due to increase in sales revenue.

Gross Profit.  Our gross profit increased approximately $73,732, or 65% to approximately $187,098 for the year ended June 30, 2010 from approximately $113,366 for the same period in 2009.  This increase was mainly due to a increase in sale revenue. As a percentage of revenues, the gross profit decreased to 5.20% during the year ended June 30, 2010 from 10.49% for the same period of 2009.  Such decrease of percentage was due to a decrease in sales revenue and a unit cost increase.

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses increased approximately $5,099,995, or 1,012% to approximately $5,603,874 for the year ended June 30, 2010 from approximately $503,879 for the same period in 2009.  This increase was mainly due to the increase in the allowance for doubtful accounts of $4,454,078.

Loss from operations.  Loss from operations increased approximately $5,026,263 or 1,287% to approximately $ 5,416,776 for the year ended June 30, 2010 from approximately $390,426 for the same period in 2009.  This increase was mainly due to the increase in the selling, general and administrative expenses.

Other expenses.  Other expenses decreased approximately $55, or 63.22% to approximately $32 for the year ended June 30, 2010 from approximately $87 for the same period in 2009.  This decrease is immaterial.

Loss Before Income Tax.  Loss before income taxes increased approximately $5,026,382, or 1,287% to approximately $5,026,382 for the year ended June 30, 2010 from approximately $1,984,929 for the same period in 2009.  This increase was mainly due to the increase in the selling, general and administrative expenses.

Income Tax.  Income taxes did not have changes.
Net Loss.  Net loss increased approximately $5,026,382, or 1,287% to approximately $5,026,382 for the year ended June 30, 2010 from approximately $1,984,929 for the same period in 2009.  This increase was mainly due to the increase in the selling, general and administrative expenses.

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

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for fiscal year 2009, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These estimates were:

·            Our decision, described in Note 2 to the Consolidated Financial Statements, to record a provision of only $4,485,305 for uncollectible accounts, against total related accounts receivable of $6,084,445.  This decision was based on our relationship with the debtors and our knowledge of their capacity to repay the debts.

·            Our decision, described in Note 2 to the Consolidated Financial Statements, to record no provision for obsolete inventories.  This decision was based on fact that our inventory at June 30, 2010 amounted to less than two months’ sales and was primarily usable raw materials.

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal year 2010.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

Consolidated Financial Statements

The full text of our audited consolidated financial statements as of June 30, 2010, and 2009 begins on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 28, 2010, our board of directors accepted the resignation of KCCW Accountancy Corp. (“KCCW”) as our independent registered public accounting firm.

KCCW’s reports for the periods during which they served as our accountant, from October 22, 2009 through July 28, 2010, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the period from the end of the most recently completed fiscal year through July 28, 2010, the date of KCCW’s resignation, there were no disagreements, resolved or not, with KCCW on ay matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of KCCW, would have caused it to make reference to such disagreements in its reports.

We provided KCCW with a copy of the Form 8-K, filed on July 28, 2010, prior to its filing with the Securities and Exchange Commission and requested that KCCW furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements and, if it does not agree, the respects in which it does not agree.  A copy of such letter dated July 28, 2010, is filed as Exhibit 16.1 to the Form 8-K filed July 28, 2010.

Concurrent with the resignation of KCCW, we engaged Albert Wong & Co., registered certified public accounts, as our independent registered public accounting firm.  On July 28, 2010, our board of directors approved the change of accountants to Albert Wong & Co.

Prior to engaging Albert Wong & Co., we did not consult with Albert Wong & Co. regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by Albert Wong & Co. on our financial statements.  Furthermore, Albert Wong & Co. did not provide any written or oral advice regarding such principles or audit opinion on any matter that was the subject of a disagreement or reportable event set forth in Items 304(a)(1)(iv) and (v) of Regulation S-K.

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

b.           Lack of independent control over related party transactions.  Jianye Wang is the sole director of China Jianye Fuel and of its subsidiary, Zhao Dong Jianye Fuel.  From time to time Mr. Wang has made loans and capital contributions to finance the operations of Zhao Dong Jianye Fuel.  The absence of other directors to review these transactions is a weakness because it could lead to improper classification of such related party transactions.

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals are the members of China Jianye Fuel’s Board of Directors and its executive officers.

Name	Age	Position with the Company

Jianye Wang(i)	58	Chairman and Director since 2007
Shubo Yu	31	Chief Executive Officer and Director since April 27, 2010
Haishen Fei	35	Chief Financial Officer and Director since April 27, 2010

 (i) Effective April 27, 2010, Jianye Wang resigned as Chief Executive Officer and Chief Financial Officer.

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

Shubo Yu served as Operations Manager since joining our company in 2006 until her appointment to the position of Chief Executive Officer.  From 2005 through 2006, Mr. Yu served as general manager of Beijing Chi Hao Yuan Science and Technology Company.  From 2003 until 2006, Mr. Yu served as an administrator at Beijing Prosperous Investment Advisory Co., Ltd.  Mr. Yu, a graduate of Jilin Business Institute, is an accountant.

Haishen Fei, has served as a director in our Financial Services Department since 2002 until her appointment to the position of Chief Financial Officer.  From 1999 through 2002, Ms. Fei was an accountant at Harbin Red Sun Group. Ms. Fei, a graduate of Harbin University of Commerce, is an accountant.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC.  The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in 2010 fiscal year.

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

Code of Ethics

As of June 30, 2010, we have not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid by China Jianye Fuel, Inc. and its subsidiaries to each of the Named Executive Officers, during the three years since Zhao Dong Jianye Fuel commenced operations.  There were no executive officers whose total salary and bonus for the fiscal year ended June 30, 2010 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Jianye Wang(i)	2010	$30,000	--	--	--	$--
	2009	$30,500	--	--	--	$--
	2008	$30,770	--	--	--	$--
Shubo Yang	2010	--	--	--	--	--
	2009	--	--	--	--	--
	2008	--	--	--	--	--
Haishen Fei	2010	--	--	--	--	--
	2009	--	--	--	--	--
	2008	--	--	--	--	--

Equity Awards

The following tables set forth certain information regarding the stock options acquired by the executive officer named in the table above during the year ended June 30, 2010 and those options held by him on June 30, 2010.

Option Grants in the Last Fiscal Year

Potential realizable value at annual appreciation for option term
	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date
					5%	10%
Jianye Wang	--	--	--	--	--	--
Shubo Yang	--	--	--	--	--	--
Haishen Fei	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended June 30, 2010 and held by him unvested at June 30, 2010.

Unvested Stock Awards in the Last Fiscal Year
	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Jianye Wang	0	--
Shubo Yang	--	--
Haishen Fei	--	--

Remuneration of Directors

None of the members of the Board of Directors receives remuneration for service on the Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

·       each shareholder known by us to own beneficially more than 5% of our common stock;

·       Shubo Yu, our Chief Executive Officer and Haishen Fei, our Chief Financial Officer (the "Named Executive
       Officers")

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

	Amount and Nature	Percentage of
Name and Address of Beneficial Owner (1)	of Beneficial Ownership (2)	Class

Jianye Wang	15,288,231	50.66%
Shubo Yu	1,798,615	5.96%
Haishen Fei	0	0
Meili Xu	2,997,692	9.93%
Haipeng Wang	2,697,923	8.94%
All officers and directors as a group (3 persons)	17,086,906	56.5%

(1)	Except as otherwise noted, each shareholder’s address is c/o Zhao Dong Jianye Fuel Co., Ltd., 47 Huagong Road, Zhao Dong City, Heilongjiang Province, P.R. China.
(2)	Except as otherwise noted, all shares are owned of record and beneficially.

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of June 30, 2010.

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

Jianye Wang has loaned money to Zhao Dong Jianye Fuel from time to time to provide it working capital.  At June 30, 2008, all amounts due from Zhao Dong Jianye Fuel to Jianye Wang had been repaid.  In the future, however, until Zhao Dong Jianye Fuel obtains adequate financing, Mr. Wang may continue to provide it working capital loans, when needed.  The loans are due on demand and do not bear interest.

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

The following table sets forth the aggregate fees billed to us for fiscal years ended June 30, 2010 and 2009 by Albert Wong & Co. and KCCW Accountancy Corp., the Company’s independent registered public accounting firms for these two years:

	2010	2009
Audit fees(1)	$4,000	$66,000
Audit-related fees(2)	-	-
Tax fees(3)	-	-
All other fees	-	-
Total	4,000	66,000

(1)
Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Company’s consolidated financial statements and are not reported under "Audit Fees".

(3)	“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Albert Wong & Co. for our consolidated financial statements as of and for the year ended June 30, 2010.

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

21	Subsidiaries of the registrant.*

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibits (including those incorporated by reference).

* Filed herewith.
** Represents management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA JIANYE FUEL INC.
Date: October 13, 2010
	By:	/s/ Shubo Yu
Name: Shubo Yu
Title: Chief Executive Officer
(principal executive officer)

	By:	/s/ Haishen Fei
Name: Haishen Fei
Title: Chief Financial Officer
(principal accounting officer)

CHINA JIANYE FUEL, INC.

CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

CHINA JIANYE FUEL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Jianye Fuel, Inc.

We have audited the accompanying consolidated balance sheets of China Jianye Fuel, Inc. and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Jianye Fuel, Inc. and subsidiaries as of June 30, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Albert Wong & Co.
Hong Kong, China	Albert Wong & Co.
October 12, 2010	Certified Public Accountants

CHINA JIANYE FUEL, INC.

Consolidated Balance Sheets

	June 30, 2010	June 30, 2009
Assets

Current assets:
Cash and cash equivalents	$6,312	$55,202
Accounts receivable, net of allowance for doubtful accounts of	43,881	6,214,181
$4,485,305 and $31,227 at June 30, 2010 and 2009, respectively
Inventory, net	1,599,140	1,023,372
Advances to suppliers	57,854	1,011,926
Due from related parties	57,307	-
Prepaid expenses and other current assets	299,434	287,373
Total current assets	2,063,928	8,592,054

Property and equipment, net	2,315,009	2,548,503

Intangibles, net	45,596	47,783

Total assets	$4,424,533	$11,188,340

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable and accrued expenses	$144,535	$1,659,783
VAT tax payable	458,314	443,356
Income tax payable	530,304	528,957
Due to related parties	1,188,006	1,068,112
Other current liabilities	35,560	36,602
Total current liabilities	2,356,719	3,736,810

Total liabilities	2,356,719	3,736,810

Stockholders’ equity:
Common Stock, $0.001 par value, 200,000,000 shares	29,977	29,977
Authorized, 29,976,923 shares issued and outstanding at
June 30, 2010 and 2009
Additional paid-in capital	5,695,058	5,695,058
Retained Earnings (Accumulated Deficits)	(4,464,118)	952,690
Accumulated other comprehensive income	806,897	773,805
Total stockholders’ equity	2,067,814	7,451,530

Total liabilities and stockholders' equity	$4,424,533	$11,188,340

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JIANYE FUEL, INC.

Consolidated Statements of Operations and Comprehensive Income (loss)

	For the Years Ended June 30,
	2010	2009

Sales	$3,594,810	$1,081,013

Cost of sales	3,407,712	967,647

Gross profit	187,098	113,366

Operating expenses
Selling, general and administrative	5,603,874	503,879

Loss from operations	(5,416,776)	(390,513)

Other income (expenses)	(32)	87

Loss before provision for income tax	(5,416,808)	(390,426)

Provision for income tax	-	-

Net loss	(5,416,808)	(390,426)

Other comprehensive income
Foreign currency translation adjustment	33,092	36,114

Comprehensive loss	$(5,383,716)	$(354,312)

Basic earnings (loss) per share	$(0.18)	$(0.01)
Diluted earnings (loss) per share	$(0.18)	$(0.01)

Weighted average number of common shares outstanding:
Basic	29,976,923	29,976,923
Diluted	29,976,923	29,976,923

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JIANYE FUEL, INC.

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional	Retained	other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Stockholders’
	Number	Par Value	Capital	(Deficit)	Income	Equity

Balance at June 30, 2008	29,976,923	$29,977	$5,695,058	$1,343,116	$737,691	$7,805,842

Net loss	-	-	-	(390,426)	-	(390,426)

Other comprehensive income	-	-	-	-	36,114	36,114

Balance at June 30, 2009	29,976,923	$29,977	$5,695,058	$952,690	$773,805	$7,451,530

Balance at June 30, 2009	29,976,923	$29,977	$5,695,058	$952,690	$773,805	$7,451,530

Net loss	-	-	-	(5,416,808)	-	(5,416,808)

Other comprehensive income	-	-	-	-	33,092	33,092

Balance at June 30, 2010	29,976,923	$29,977	$5,695,058	$(4,464,118)	$806,897	$2,067,814

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JIANYE FUEL, INC.

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2010	2009
Cash flows from operating activities:
Net Income (Loss)	$(5,416,808)	$(390,426)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	248,328	345,864
Provision for bad debts	4,483,311	1,994
Changes in current assets and current liabilities:
Accounts receivable	1,694,559	(398,782)
Inventory, net	(567,985)	(358,076)
Advances to suppliers	955,513	23,721
Prepaid expense and other current assets	(10,490)	65,345
Accounts payable and accrued expenses	(1,517,815)	461,391
VAT tax payable	12,549	6,990
Income tax payable	(1,459)	-
Other current liabilities	(1,231)	15,659
Total adjustments	5,295,280	164,106

Net cash used in operating activities	(121,528)	(226,320)

Cash flows from investing activities:
Acquisition of property and equipment	-	(38,146)

Net cash used in investing activities	-	(38,146)

Cash flows from financing activities:
Due to related parties	56,674	189,501

Net cash provided by financing activities	56,674	189,501

Effect of foreign currency translation on cash	15,964	532

Net increase (decrease) in cash and cash equivalents	(48,890)	(74,433)

Cash and cash equivalents at beginning of year	55,202	129,635

Cash and cash equivalents at end of year	$6,312	$55,202

The accompanying notes are an integral part of these consolidated financial statements.

CHINA JIANYE FUEL, INC.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from balances outstanding at the end of the period. Based on its assessment of the credit history with customers having outstanding balances and current relationships with them, management makes conclusions whether any realization of losses on balances outstanding at the end of the period will be deemed uncollectible based on the age of the receivables. The Company reserves 0.5% of accounts receivable balances that have been outstanding less than one year, 50% of accounts receivable balances that have been outstanding between one year and two years, and 100% of receivable balances that have been outstanding more than two years. The allowance for doubtful accounts at June 30, 2010 and 2009 was $4,485,305 and $31,227, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. The Company did not record any provision for slow-moving and obsolete inventory as of June 30, 2010 and 2009.

CHINA JIANYE FUEL, INC.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

Note 2 – Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets as follows:

Vehicles	5 years
Furniture, machinery and equipment	5 to 10 years
Buildings and improvements	15 years

The carrying value of long lived assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. If necessary, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based upon current and anticipated future undiscounted cash flows. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized. Based upon its most recent analysis, the Company believes that no impairment of property and equipment was needed for the years ended June 30, 2010 and 2009.

Long-Lived Assets

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("ASC 360"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Per ASC 360, the Company is required to periodically evaluate the carrying value of long-lived assets and to record an impairment loss when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company concluded that as of June 30, 2010 and 2009 there were no significant impairments of its long-lived assets.

Intangible Assets

Intangible assets consist of “Rights to use land” for 32 years and therefore amortized over 32 years based on straight-line method.

Revenue Recognition

The Company derives its revenues primarily from distribution of fuel for automobile use. Revenue is recognized when all of the following criteria are met:
- Persuasive evidence of an arrangement exists;
- Delivery has occurred or services have been rendered;
- The seller’s price to the buyer is fixed or determinable, and
- Collection is reasonably assured.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2010 and 2009 were insignificant.

CHINA JIANYE FUEL, INC.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

Note 2 – Summary of Significant Accounting Policies (continued)

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

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities, respectively. Therefore, there were no deferred tax assets or liabilities for the years ended June 30, 2010 and 2009.

Zhao Dong is subject to PRC Enterprise Income Tax on net income at a rate of 25% for the fiscal year ended June 30, 2010. China Jianye and American Jianye are subject to federal corporate income taxes in the United States at a rate of range from 15% to 35% for the fiscal years ended June 30, 2010 and 2009.

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

	June 30, 2010	June 30, 2009

Year ended RMB: US$ exchange rate	6.8086	6.8448

Average yearly RMB: US$ exchange rate	6.8367	6.8482

CHINA JIANYE FUEL, INC.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

Note 2 – Summary of Significant Accounting Policies (continued)

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other consolidated financial statements.  The Company’s current components of other comprehensive income are the foreign currency translation adjustments.

Recent Accounting Pronouncements

ASC 105, Generally Accepted Accounting Principles ("ASC 105") (formerly Statement of Financial Accounting Standards No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No.162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

In August 2009, the FASB issued FASB ASU 2009-05, "Measuring Liabilities at Fair Value". FASB ASU 2009-05 amends FASB ASC 820, "Fair Value Measurements". Specifically, FASB ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of FASB ASC 820 of the Accounting Standards Codification (e.g. an income approach or market approach). FASB ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of such standard did not have a material impact on the Company's consolidated financial statements.

In 2010, ASC 855 “Subsequent Events” codified SFAS No. 165, "Subsequent Events", which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements. The standard was subsequently amended by FASB ASU 2010-09 which exempts an entity that is an SEC filer from the requirement to disclose the date through which subsequent events have been evaluated. In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), "Subsequent Events (Topic 855)." The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010. The provisions of ASU 2010-09 did not have a material effect on the Company's consolidated financial statements.

CHINA JIANYE FUEL, INC.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

Note 2 – Summary of Significant Accounting Policies (continued)

In 2010, the FASB issued ASC Update ("ASU") No.2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This update amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to SEC Final Rule, "Technical Amendments to Rules Forms, Schedules and Codification of Financial Reporting Policies". The adoption of this update did not have any material impact on the Company's financial statements.

Recent Accounting Pronouncements (CONTINUED)

In 2010, the FASB issued ASC Update ("ASU") No.2010-22, Accounting for Various Topics. This update amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 which amends or rescinds portion of certain SAB topics. SAB 112 was issued to being existing SEC guidance into conformity with ASC 805 "Business Combination" and ASC 810 "Consolidation". The adoption of this update did not have any material impact on the Company's financial statements.

Earnings (Loss) Per Share

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

Note 3 – Inventory

Inventory at June 30, 2010 and 2009 consists of the following:
	June 30, 2010	June 30, 2009

Raw materials	$475,880	$723,231
Packaging supplies	29,211	28,975
Finished goods	1,094,049	271,166

Total	$1,599,140	$1,023,372

Note 4 – Advances to Suppliers

As a common business practice in China, the Company is required to make advance payments to certain suppliers for raw material procurement and equipment. Such advances are interest-free and unsecured. The advances to suppliers for the years ended June 30, 2010 and 2009 was $57,854 and $1,011,926, respectively.

CHINA JIANYE FUEL, INC.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

Note 5– Property and Equipment

Property and equipment at June 30, 2010 and 2009 consists of the following:
	June 30, 2010	June 30, 2009

Property and equipment	$3,460,793	$3,442,490
Less: accumulated depreciation	1,145,784	893,987

Total	$2,315,009	$2,548,503

Depreciation expense for the years ended June 30, 2010 and 2009 was $246,029 and $338,379, respectively.

Note 6– Intangible Assets

Intangible assets at June 30, 2010 and 2009 consist of the following:
	June 30, 2010	June 30, 2009

Rights to use land	$73,877	$73,690
Less: accumulated amortization	28,281	25,907

Total	$45,596	$47,783

Amortization expense for the years ended June 30, 2010 and 2009 was $2,299 and $7,485, respectively.

Note 7 – Due From/To Related Parties

The Company and its affiliated entities regularly borrow money from each other, which is unsecured and non-interest bearing. The balance due to these entities for the years ended June 30, 2010 and 2009 was $1,188,006 and $1,068,112, respectively.  The balance due from these entities for the years ended June 30, 2010 and 2009 was $57,307 and nil, respectively.

Note 8 – Income Taxes

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate.

China Jianye and American Jianye are subject to the United States federal corporate income tax at a rate of 34%. The operating subsidiary, Zhao Dong, established in the PRC is subject to PRC enterprise income taxes at a rate of 25%.

Under the China’s Unified Corporate Income Tax Law, foreign-owned enterprises as well as domestic companies are subject to a unified tax rate of 25%. Accordingly, Zhao Dong in the PRC has been subject to the PRC corporate income tax at a rate of 25% on their taxable income arising in the PRC commencing from January 1, 2008.

CHINA JIANYE FUEL, INC.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% for 2010 and 2009 is as follows:

	June 30, 2010	June 30, 2009

Income / (loss) before income taxes	$(5,416,808)	$(390,426)

Income tax (benefits) expenses computed at the PRC
statutory rate of 25% based on loss before tax	$(1,354,202)	$(97,607)

Valuation allowance	1,354,202	97,607

	$-	$-

The change in valuation allowance from June 30, 2009 to June 30, 2010 is primarily related to the tax effects of the increase in the net operating loss in the current fiscal year. The Company has net operating loss carry forwards totaling approximately $5.4 million as of June 30 2010 (2009: $0.4 million), primarily relating to operations in the PRC. A valuation allowance has been established for the full amount of the deferred tax benefit related to those loss carry forwards and other deferred tax assets as management believes that their realization is uncertain. The Company did not have any interest and penalty recognized in the income statements for the years ended June 30, 2010 and 2009 or balance sheet as of June 30, 2010 and 2009.

The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2007, 2008 and 2009 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination. The Company’s 2007, 2008 and 2009 China Corporate Income Tax are subject to China State Administration of Taxation examination.

Note 9– Stockholders’ Equity and Related Financing Agreements

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

Note 10 – Earnings (Loss) Per Share

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

CHINA JIANYE FUEL, INC.

Notes to Consolidated Financial Statements
June 30, 2010 and 2009

	June 30, 2010	June 30, 2009

Net income (loss)	$(5,416,808)	$(390,426)

Weighted average common shares	29,976,923	29,976,923

Effect of diluted securities:	-	-

Weighted average common shares	29,976,923	29,976,923

Basic earnings (loss) per share	$(0.18)	$(0.01)
Diluted earnings (loss) per share	$(0.18)	$(0.01)

Note 11 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. The Company makes annual contributions of 14% of all employees' salaries to the employee welfare plan.

Note 12 – Risk Factors

For the fiscal year ended June 30, 2010, the Company had two vendors that provided approximately 98% of the Company’s raw materials.  Total purchases from this vendors amounted to $4,268,994. For the fiscal year ended June 30, 2009, the Company had three vendors that provided approximately 69% of the Company’s raw materials. Total purchases from these vendors amounted to $726,246.

For the fiscal year ended June 30, 2010, one customer accounted for approximately 98% of the Company’s net sales. Total sales made to this customer amounted to $3,518,491. For the fiscal year ended June 30, 2009, two customers accounted for approximately 68% of the Company’s net sales. Total sales made to these two customers amounted to $737,751.

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

Note 14 - Subsequent Events

None.