Form 10-Q
period 2010-09-30
China Jianye Fuel, Inc.
filed 2010-11-15
CIK 1390662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 15, 2010, 29,976,923 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CHINA JIANYE FUEL, INC.

FORM 10-Q

For the quarter ended September 30, 2010

ITEM 1. Financial Information

FINANCIAL STATEMENTS	Page #

Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and June 30, 2010	2

Condensed Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009 (Unaudited)	3

Condensed Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009 (Unaudited)	3

Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2010 and 2009 (Unaudited)	4

Notes to the Financial Statements (Unaudited)	5-6

CHINA JIANYE FUEL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	June 30, 2010
Assets

Current assets:
Cash and cash equivalents	$5,644	$6,312
Accounts receivable, net of allowance for doubtful accounts of	44,553	43,881
nil and $4,485,305 at September 30, 2010 and June 30, 2010, respectively
Inventory, net	1,679,740	1,599,140
Advances to suppliers	58,817	57,854
Due from related parties	35,437	57,307
Prepaid expenses and other current assets	306,278	299,434
Total current assets	2,130,469	2,063,928

Property and equipment, net	2,294,238	2,315,009

Intangibles, net	45,763	45,596

Total assets	$4,470,470	$4,424,533

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable and accrued expenses	$145,053	$144,535
VAT tax payable	462,352	458,314
Income tax payable	539,053	530,304
Due to related parties	1,242,469	1,188,006
Other current liabilities	35,948	35,560
Total current liabilities	2,424,875	2,356,719

Total liabilities	2,424,875	2,356,719

Stockholders’ equity:
Common Stock, $0.001 par value, 200,000,000 shares	29,977	29,977
Authorized, 29,976,923 shares issued and outstanding at
June 30, 2010 and 2010
Additional paid-in capital	5,695,058	5,695,058
Retained Earnings	(4,519,967)	(4,464,118)
Accumulated other comprehensive income	840,527	806,897
Total stockholders’ equity	2,045,595	2,067,814

Total liabilities and stockholders' equity	$4,470,470	$4,424,533

The Accompanying Notes Are an Integral Part of the Financial Statements.

CHINA JIANYE FUEL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended
	September 30, 2010	September 30, 2009

Sales	$698	$2,541,000

Cost of sales	(35,263)	2,386,690

Gross profit	(34,565)	154,310

Operating expenses
Selling, general and administrative	21,284	23,592

(Loss) income from operations	(55,849)	130,718

Other expenses	-	(286)

(Loss) income before provision for income tax	(55,849)	130,432

Provision for income tax	-	32,608

Net (loss) income	(55,849)	97,824

Other comprehensive income
Foreign currency translation adjustment	33,630	11,578

Comprehensive income	$(22,219)	$109,402

Basic earnings (loss) per share	$(0.00)	$0.00
Diluted earnings (loss) per share	$(0.00)	$0.00

Weighted average number of common shares outstanding:
Basic	29,976,923	29,976,923
Diluted	29,976,923	29,976,923

The Accompanying Notes Are an Integral Part of the Financial Statements.

CHINA JIANYE FUEL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net (Loss) Income	$(55,849)	$97,824
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation and amortization	61,815	62,089
Changes in current assets and current liabilities:
Accounts receivable	(675)	827,759
Inventory, net	(80,936)	(508,990)
Advances to suppliers	(967)	(929,668)
Prepaid expense and other current assets	(6,873)	41,425
Accounts payable and accrued expenses	520	(693,768)
Increase in customer deposits	-	1,083,247
VAT tax payable	4,055	(16,333)
Income tax payable	8,785	32,608
Other current liabilities	390	68,848
Total adjustments	(75,701)	(94,872)

Net cash (used in) provided by operating activities	(69,735)	65,041

Cash flows from investing activities:
Acquisition of property and equipment	(41,124)	-

Net cash used in investing activities	(41,124)	-

Cash flows from financing activities:
Due to related parties	76,651	(68,414)

Net cash provided by financing activities	76,651	(68,414)

Effect of foreign currency translation on cash	33,540	74

Net decrease in cash and cash equivalents	(668)	(3,299)

Cash and cash equivalents at beginning of year	6,312	55,202

Cash and cash equivalents at end of year	$5,644	$51,903

Supplemental disclosure of cash flows
Interest paid	$-	$286

The Accompanying Notes Are an Integral Part of the Financial Statements.

CHINA JIANYE FUEL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Note 1 – Organization and SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation— The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

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

Inventory — Inventory is stated at the lower of cost or market. Cost is determined by using the weighted-average method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. The Company did not record any provision for slow-moving and obsolete inventory as of September 30, 2010 and June 30, 2010.

Intangible Assets — Intangible assets consist of “Rights to use land” for 32 years in China and therefore amortized over 32 years based on straight-line method.

Recently Issued Accounting Guidance —In April 2010, the FASB issued an Accounting Standard Update (“ASU”) No.2010-13,”Compensation-Stock Compensation” (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which address the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

In April 2010, the FASB issued an Accounting Standard Update (“ASU”) No. 2010-17, “Revenue Recognition – Milestone Method (Topic 605), which provides guidance on defining milestones under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development deliverables in an arrangement in which one or more payments are contingent upon achieving uncertain future events or circumstances. ASU 2010-17 is effective for the fiscal years beginning on or after June 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operation.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

Note 2 – Inventory

Inventory at September 30, 2010 and June 30, 2009 consists of the following:

	September 30, 2010	June 30, 2010

Raw materials	$537,257	$475,880
Packaging supplies	28,587	29,211
Finished goods	1,113,896	1,094,049

Total	$1,679,740	$1,599,140

Note 3 – Due From/To Related Parties

The Company and its affiliated entities regularly borrow money from each other, which is unsecured and non-interest bearing. The balance due to these entities at September 30, 2010 and June 30, 2009 was $1,242,469 and $1,188,006, respectively.  The balance due from these entities at September 30, 2010 and June 30, 2009 was $35,437 and $57,307, respectively.

Note 4 - Subsequent Events

None.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2010 and September 30, 2009:

	For the Three Months Ended September ,		Increase / (Decrease)
	2010	2009
Revenues	$698	$2,541,000	(2,540,302)

Cost of Sales	35,263	2,386,690	(2,351,427)

Gross Profit	(34,565)	154,310	(188,875)

Selling, General and Administrative Expenses	21,284	23,592	(2,308)

Income (loss) from operations	(55,849)	130,718	(186,567)

Other Income (expenses)	-	(286)	286

Income (loss) before provision for income taxes	(55,849)	130,432	(186,281)

Income taxes	-	32,608	32,608

Net Income (loss)	(55,849)	97,824	(153,673)

Total other income (expense)	33,630	11,578	(22,052)

Comprehensive Income (Loss)	$(22,219)	109,402	(131,621)

Revenues.  Revenues decreased approximately $2,540,302, or 100%, to $ 698 for the three months ended September 30, 2010 from $2,541,000 for the same period in 2009.

Cost of Sales.  Our cost of sales decreased approximately $2,351,427, or 99%, to $ 35,263 for the three months ended September 30, 2010 from $2,386,690 for the same period in 2009.  This decrease was mainly due to sales decrease.

Gross Profit.  Our gross profit decreased approximately $188,875, or 122%, to a gross loss of $34,565 for the three months ended September 30, 2010 from a gross profit of $154,310 for the same period in 2009.  This decrease was mainly due to a decrease in sale revenue.

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses decreased approximately $2,308, or 10%, to $21,284 for the three months ended September 30, 2010 from $23,592 for the same period in 2009.  Such decrease was due to an increase in sales revenue.

Income (loss) from operations.  Income (loss) from operations decreased approximately $186,567 or 143%, to $(55,849) for the three months ended September 30, 2010 from $130,718 for the same period in 2009.  This decrease was mainly due to a decrease in sale revenue.

Other Income (expenses).  Other expenses decreased approximately $286, or 100%, to nil for the three months ended September 30, 2010 from approximately $286 for the same period in 2009.  The change was not significant.

Income(loss) Before Provision of Income Taxes.  Income before income taxes decreased approximately $186,281, or 143%, to $(55,849) for the three months ended September 30, 2010 from $130,432 for the same period in 2009.  This decrease was mainly due to an increase in revenues, a decrease in operating profits, and a decrease in operating expenses.

Income Taxes.  Income taxes decreased approximately $32,608, or 100%, to nil for the three months ended September 30, 2010 from approximately $32,608 for the same period in 2009.  This decrease was mainly due to a decrease in net income.

Net Income (loss).  Net income decreased approximately $153,673, or 157%, to $(55,849) for the three months ended September 30, 2010 from $97,824 for the same period in 2009.  This decrease in profitability for the period ended September 30, 2010 was due to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Our operations to date have been funded primarily by capital contributions and short-term loans from our Chairman, Jianye Wang, which have been adequate to bring us to the point where we are prepared to commence full scale production.

For the three months ended September 30, 2010, our operations in that period decreased our cash position by $69,735.

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These estimates were:


Our decision, indicated in the Consolidated Financial Statements, to record a provision of  $0 for uncollectible accounts, against total related accounts receivable of $44,553.  This decision was based on our relationship with the debtors and our knowledge of their capacity to repay the debts.


Our decision, described in Note 1 to the Consolidated Financial Statements, to record no provision for obsolete inventories.  This decision was based on fact that our inventory at September 30, 2010 amounted to less than two months’ sales and was primarily usable raw materials.

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

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4.  (Removed and Reserved)

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
Name: Shobu Yu
Title: Chief Executive Officer
(principal executive officer)
Date: November 15, 2010

By:	/s/ Haishen Fei
Name: Haishen Fei
Title: Chief Financial Officer
(principal accounting officer)
Date: November 15, 2010