Form 10-Q
period 2010-12-31
China Jianye Fuel, Inc.
filed 2011-02-22
CIK 1390662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 19, 2011, 29,976,923 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CHINA JIANYE FUEL, INC.

FORM 10-Q

For the quarter ended December 31, 2010

ITEM 1. Financial Information

FINANCIAL STATEMENTS	Page #

Condensed Consolidated Balance Sheets as of December 31, 2010 (Unaudited) and June 30, 2010	F-1

Condensed Consolidated Statements of Operations for the three months ended December 31, 2010 and 2009 (Unaudited)	F-2

Condensed Consolidated Statements of Operations for the three months ended December 31, 2010 and 2009 (Unaudited)	F-2

Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2010 and 2009 (Unaudited)	F-3

Notes to the Financial Statements (Unaudited)	F-4 – F-5

CHINA JIANYE FUEL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2010	June 30, 2010
Assets

Current assets:
Cash and cash equivalents	$5,195	$6,312
Accounts receivable, net of allowance for doubtful accounts of	47,551	43,881
nil and $4,485,305 at December 31, 2010 and June 30, 2010, respectively
Inventory, net	1,732,289	1,599,140
Advances to suppliers	73,170	57,854
Due from related parties	63,122	57,307
Prepaid expenses and other current assets	298,017	299,434
Total current assets	2,219,344	2,063,928

Property and equipment, net	2,268,474	2,315,009

Intangibles, net	45,765	45,596

Total assets	$4,533,583	$4,424,533

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable and accrued expenses	$141,123	$144,535
VAT tax payable	469,009	458,314
Income tax payable	545,666	530,304
Due to related parties	1,275,384	1,188,006
Other current liabilities	29,908	35,560
Total current liabilities	2,461,090	2,356,719

Total liabilities	2,461,090	2,356,719

Stockholders’ equity:
Common Stock, $0.001 par value, 200,000,000 shares	29,977	29,977
Authorized, 29,976,923 shares issued and outstanding at
December 31, 2010 and June 30, 2010
Additional paid-in capital	5,695,058	5,695,058
Retained Earnings	(4,540,955)	(4,464,118)
Accumulated other comprehensive income	888,413	806,897
Total stockholders’ equity	2,072,493	2,067,814

Total liabilities and stockholders' equity	$4,533,583	$4,424,533

The Accompanying Notes Are an Integral Part of the Financial Statements.

CHINA JIANYE FUEL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Sales	$3,205	$1,036,545	$3,882	$3,577,545

Cost of sales	(36,152)	(873,459)	(71,407)	(3,260,149)

Gross profit	(32,947)	163,086	(67,525)	317,396

Operating expenses
Selling, general and administrative	(23,971)	(114,809)	(45,232)	(138,401)

(Loss) income from operations	(56,918)	48,277	(112,757)	178,995

Other expenses	44,784	428	44,407	142

(Loss) income before provision for income tax	(12,134)	48,705	(68,350)	179,137

Provision for income tax	-	(12,176)	-	(44,784)

Net (loss) income	(12,134)	36,529	(68,350)	134,353

Other comprehensive income
Foreign currency translation adjustment	47,886	(6)	81,667	11,572

Comprehensive income	$35,752	$36,523	$13,317	$145,925

Basic earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	29,976,923	29,976,923	29,976,923	29,976,923
Diluted	29,976,923	29,976,923	29,976,923	29,976,923

The Accompanying Notes Are an Integral Part of the Financial Statements.

CHINA JIANYE FUEL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	December 31, 2010	December 31, 2009
Cash flows from operating activities:
Net (Loss) Income	$(68,351)	$134,353
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation and amortization	125,780	28,773
Changes in current assets and current liabilities:
Accounts receivable	(2,324)	841,373
Inventory, net	(84,128)	(616,683)
Advances to suppliers	(13,368)	(24,055)
Prepaid expense and other current assets	10,158	(21,436)
Accounts payable and accrued expenses	(7,587)	(444,654)
VAT tax payable	(2,898)	4,694
Income tax payable	(416)	45,517
Other current liabilities	5,982	(2,804)
Total adjustments	(94,581)	(218,048)

Net cash (used in) provided by operating activities	(37,152)	(54,922)

Cash flows from investing activities:
Acquisition of property and equipment	(11,090)	-
Acquisition of intangible assets	-	-

Net cash used in investing activities	(11,090)	-

Cash flows from financing activities:
Due to related parties	47,111	18,052

Net cash provided by financing activities	47,111	18,052

Effect of foreign currency translation on cash	14	59

Net decrease in cash and cash equivalents	(1,117)	(36,811)

Cash and cash equivalents at beginning of year	6,312	55,202

Cash and cash equivalents at end of year	$5,195	$18,391

Supplemental disclosure of cash flows
Interest paid	$-	$483

The Accompanying Notes Are an Integral Part of the Financial Statements.

CHINA JIANYE FUEL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

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

Inventory — Inventory is stated at the lower of cost or market. Cost is determined by using the weighted-average method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. The Company did not record any provision for slow-moving and obsolete inventory as of December 31, 2010 and June 30, 2010.

Intangible Assets — Intangible assets consist of “Rights to use land” for 32 years in China and therefore amortized over 32 years based on straight-line method.

Recently Issued Accounting Guidance —These Accounting Standards Updates should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method.  The Company expects to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning January 1, 2011.  It is expected the adoption of this Statement will have no material effect on the Company’s Financial Statements.

ASC Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codified the consensus reached in EITF Issue No. 09-E “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash”. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Updated (“ASU”) No. 2010-02, Consolidation (Topics 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification.  This update provides guidance for non-controlling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update is to codify the consensus reached in EITF Issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or services condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This update amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to SEC Final Rule, “Technical Amendments to Rules Forms, Schedules and Codification of Financial Reporting Policies”. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-22, Accounting for Various Topics. This update amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 which amends or rescinds portion of certain SAB topics. SAB 112 was issued to bring existing SEC guidance into conformity with ASC 805 “Business Combination” and ASC 810 “Consolidation”. The adoption of this update did not have any material impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Note 2 – Inventory

Inventory at December 31, 2010 and June 30, 2010 consists of the following:

	December 31, 2010	June 30, 2010

Raw materials	$544,662	$475,880
Packaging supplies	59,524	29,211
Finished goods	1,128,103	1,094,049

Total	$1,732,289	$1,599,140

Note 3 – Due From/To Related Parties

The Company and its affiliated entities regularly borrow money from each other, which is unsecured and non-interest bearing. The balance due to these entities at December 31, 2010 and June 30, 2010 was $1,275,384 and $1,188,006, respectively.  The balance due from these entities at December 31, 2010 and June 30, 2010 was $63,122 and $57,307, respectively.

Note 4 - Subsequent Events

The Company has evaluated all other subsequent events through February 11, 2011, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statement

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended December 31, 2010 and December 31, 2009:

	For the Three Months Ended September ,		Increase / (Decrease)
	2010	2009
Revenues	$3,205	$1,036,545	(1,033,340)

Cost of Sales	36,152	873,459	(837,307)

Gross Profit	(32,947)	163,086	(196,033)

Selling, General and Administrative Expenses	23,971	114,809	(90,838)

Income (loss) from operations	(56,918)	48,277	(105,195)

Other Income (expenses)	44,784	428	44,356

Income (loss) before provision for income taxes	(12,134)	48,705	(60,839)

Income taxes	-	12,176	(12,176)

Net Income (loss)	(12,134)	36,529	(48,663)

Total other income (expense)	47,886	(6)	47,892

Comprehensive Income (Loss)	$35,752	36,523	(771)

Revenues.  Revenues decreased approximately $1,033,340, or 100%, to $3,205 for the three months ended December 31, 2010 from $1,036,545 for the same period in 2009.

Cost of Sales.  Our cost of sales decreased approximately $837,307, or 96%, to $ 36,152 for the three months ended December 31, 2010 from $873,459 for the same period in 2009.  This decrease was mainly due to sales decrease.

Gross Profit.  Our gross profit decreased approximately $196,033, or 120%, to a gross loss of $32,947 for the three months ended December 31, 2010 from a gross profit of $163,086 for the same period in 2009.  This decrease was mainly due to a decrease in sale revenue.

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses decreased approximately $90,838, or 79%, to $23,971 for the three months ended December 31, 2010 from $114,809 for the same period in 2009.  Such decrease was due to an increase in sales revenue.

Income (loss) from operations.  Income (loss) from operations decreased approximately $105,195 or 218%, to $(56,918) for the three months ended December 31, 2010 from $48,277 for the same period in 2009.  This decrease was mainly due to a decrease in sale revenue.

Other Income (expenses).  Other income increased approximately $44,356, to $44,784 for the three months ended December 31, 2010 from approximately $428 for the same period in 2009.  The increase was mainly due to an income of government grant.

Income(loss) Before Provision of Income Taxes.  Income before income taxes decreased approximately $60,839, or 125%, to $(12,134) for the three months ended December 31, 2010 from $48,705 for the same period in 2009.  This decrease was mainly due to an increase in revenues, an decrease in operating profits, and a decrease in operating expenses.

Income Taxes.  Income taxes decreased approximately $12,176, or 100%, to nil for the three months ended December 31, 2010 from approximately $12,176 for the same period in 2009.  This decrease was mainly due to a decrease in net income.

Net Income (loss).  Net income decreased approximately $48,663, or 133%, to $(12,134) for the three months ended December 31, 2010 from $36,529 for the same period in 2009.  This decrease in profitability for the period ended December 31, 2010 was due to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Our operations to date have been funded primarily by capital contributions and short-term loans from our Chairman, Jianye Wang, which have been adequate to bring us to the point where we are prepared to commence full scale production.

For the three months ended December 31, 2010, our operations in that period increased our cash position by $32,583.

RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended December 31, 2010 and December 31, 2009:

	For the Six Months Ended September ,		Increase / (Decrease)
	2010	2009
Revenues	$3,882	$3,577,545	(3,573,663)

Cost of Sales	71,407	3,260,149	(3,188,742)

Gross Profit	(67,525)	317,396	(384,921)

Selling, General and Administrative Expenses	45,232	138,401	(93,169)

Income (loss) from operations	(112,757)	178,995	(291,752)

Other Income (expenses)	44,407	142	44,265

Income (loss) before provision for income taxes	(68,350)	179,137	(247,487)

Income taxes	-	44,784	(44,784)

Net Income (loss)	(68,350)	134,353	(202,703)

Total other income (expense)	81,667	11,572	70,095

Comprehensive Income (Loss)	$13,317	145,925	(132,608)

Revenues.  Revenues decreased approximately $3,573,663, or 100%, to $3,882 for the six months ended December 31, 2010 from $3,577,545 for the same period in 2009.

Cost of Sales.  Our cost of sales decreased approximately $3,188,742, or 98%, to $71,407 for the six months ended December 31, 2010 from $3,260,149 for the same period in 2009.  This decrease was mainly due to sales decrease.

Gross Profit.  Our gross profit decreased approximately $384,921, or 121%, to a gross loss of $67,525 for the six months ended December 31, 2010 from a gross profit of $317,396 for the same period in 2009.  This decrease was mainly due to a decrease in sale revenue.

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses decreased approximately $93,169, or 67%, to $45,232 for the six months ended December 31, 2010 from $138,401 for the same period in 2009.  Such decrease was due to an increase in sales revenue.

Income (loss) from operations.  Income (loss) from operations decreased approximately $291,752 or 163%, to $(112,757) for the six months ended December 31, 2010 from $178,995 for the same period in 2009.  This decrease was mainly due to a decrease in sale revenue.

Other Income (expenses).  Other income increased approximately $44,265, to $44,407 for the six months ended December 31, 2010 from approximately $142 for the same period in 2009.  The increase was mainly due to an income of government grant.

Income(loss) Before Provision of Income Taxes.  Income before income taxes decreased approximately $247,487, or 138%, to $(68,350) for the six months ended December 31, 2010 from $179,137 for the same period in 2009.  This decrease was mainly due to an increase in revenues, an decrease in operating profits, and a decrease in operating expenses.

Income Taxes.  Income taxes decreased approximately $44,784, or 100%, to nil for the six months ended December 31, 2010 from approximately $44,784 for the same period in 2009.  This decrease was mainly due to a decrease in net income.

Net Income (loss).  Net income decreased approximately $202,703, or 151%, to $(68,350) for the six months ended December 31, 2010 from $134,353 for the same period in 2009.  This decrease in profitability for the period ended December 31, 2010 was due to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Our operations to date have been funded primarily by capital contributions and short-term loans from our Chairman, Jianye Wang, which have been adequate to bring us to the point where we are prepared to commence full scale production.

For the six months ended December 31, 2010, our operations in that period decreased our cash position by $37,152.

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These estimates were:


Our decision, indicated in the Consolidated Financial Statements, to record a provision of  $0 for uncollectible accounts, against total related accounts receivable of $47,551.  This decision was based on our relationship with the debtors and our knowledge of their capacity to repay the debts.


Our decision, described in Note 1 to the Consolidated Financial Statements, to record no provision for obsolete inventories.  This decision was based on fact that our inventory at December 31, 2010 amounted to less than two months’ sales and was primarily usable raw materials.

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

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this quaterely report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

None.

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
Name: Shobu Yu
Title: Chief Executive Officer and Director
(principal executive officer)
Date: February 19, 2011

By:	/s/ Haishen Fei
Name: Haishen Fei
Title: Chief Financial Officer and Director
(principal accounting officer)
Date: February 19, 2011