Form 10-Q
period 2011-03-31
China Jianye Fuel, Inc.
filed 2011-05-16
CIK 1390662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 16, 2011, 29,976,923 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CHINA JIANYE FUEL, INC.

FORM 10-Q

For the quarter ended March 31, 2011

ITEM 1. Financial Information

FINANCIAL STATEMENTS	Page #

Condensed Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and June 30, 2010	F-1

Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (Unaudited)	F-2

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and 2010 (Unaudited)	F-3

Notes to the Financial Statements (Unaudited)	F-4 – F-6

CHINA JIANYE FUEL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	June 30, 2010
Assets

Current assets:
Cash and cash equivalents	$7,102	$6,312
Accounts receivable, net of allowance for doubtful accounts of	40,721	43,881
nil at March 31, 2011 and June 30, 2010
Inventory, net	1,824,492	1,599,140
Advances to suppliers	65,876	57,854
Due from related parties	68,718	57,307
Prepaid expenses and other current assets	301,969	299,434
Total current assets	2,308,878	2,063,928

Property and equipment, net	2,225,690	2,315,009

Intangibles, net	45,596	45,596

Total assets	$4,580,164	$4,424,533

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable and accrued expenses	$136,330	$144,535
VAT tax payable	471,070	458,314
Income tax payable	550,806	530,304
Due to related parties	1,354,351	1,188,006
Other current liabilities	25,278	35,560
Total current liabilities	2,537,835	2,356,719

Total liabilities	2,537,835	2,356,719

Stockholders’ equity:
Common Stock, $0.001 par value, 200,000,000 shares	29,977	29,977
Authorized, 29,976,923 shares issued and outstanding at
March 31, 2011 and June 30, 2010
Additional paid-in capital	5,695,058	5,695,058
Accumulated deficits	(4,658,988)	(4,464,118)
Accumulated other comprehensive income	976,282	806,897
Total stockholders’ equity	2,042,329	2,067,814

Total liabilities and stockholders' equity	$4,580,164	$4,424,533

The Accompanying Notes Are an Integral Part of the Financial Statements.

CHINA JIANYE FUEL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Sales	$3,244	$-	$7,118	$3,577,545

Cost of sales	(35,547)	-	(107,148)	(3,260,149)

Gross (loss) profit	(32,303)	-	(100,030)	317,396

Operating expenses
Selling, general and administrative	(42,668)	(120,864)	(87,751)	(259,265)

(Loss) income from operations	(74,971)	(120,864)	(187,781)	58,131

Other (expenses) income	(45)	(61)	44,781	81

(Loss) income before provision for income tax	(75,016)	(120,925)	(143,000)	58,212

Provision for income tax	-	30,231	-	(14,553)

Net (loss) income	(75,016)	(90,694)	(143,000)	43,659

Other comprehensive income
Foreign currency translation adjustment	87,869	(36)	169,536	11,536

Comprehensive income	$12,853	$(90,730)	$26,536	$55,195

Basic earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	29,976,923	29,976,923	29,976,923	29,976,923
Diluted	29,976,923	29,976,923	29,976,923	29,976,923

The Accompanying Notes Are an Integral Part of the Financial Statements.

CHINA JIANYE FUEL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net (Loss) Income	$(143,000)	$43,659
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation and amortization	190,638	113,636
Changes in current assets and current liabilities:
Accounts receivable	4,811	864,387
Inventory, net	(159,542)	(616,683)
Advances to suppliers	(5,644)	(4,156)
Prepaid expense and other current assets	9,128	(44,299)
Accounts payable and accrued expenses	(13,678)	(649,066)
VAT tax payable	(5,243)	4,144
Income tax payable	(420)	14,553
Other current liabilities	1,209	185,202
Total adjustments	21,259	(132,282)

Net cash used in operating activities	(121,741)	(88,623)

Cash flows from investing activities:
Acquisition of property and equipment	(11,194)	-
Acquisition of intangible assets	-	-

Net cash used in investing activities	(11,194)	-

Cash flows from financing activities:
Due to related parties	108,474	67,139

Net cash provided by financing activities	108,474	67,139

Effect of foreign currency translation on cash	25,251	65

Net increase (decrease) in cash and cash equivalents	790	(21,419)

Cash and cash equivalents at beginning of year	6,312	55,202

Cash and cash equivalents at end of year	$7,102	$33,783

The accompanying notes are an integral part of the financial statements.

CHINA JIANYE FUEL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

Inventory — Inventory is stated at the lower of cost or market. Cost is determined by using the weighted-average method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. The Company did not record any provision for slow-moving and obsolete inventory as of March 31, 2011 and June 30, 2010.

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

Note 2 – Inventory

Inventory at March 31, 2011 and June 30, 2010 consists of the following:

	March 31, 2011	June 30, 2010

Raw materials	$681,926	$475,880
Packaging supplies	-	29,211
Finished goods	1,142,566	1,094,049

Total	$1,824,492	$1,599,140

Note 3 – Due From/To Related Parties

The Company and its affiliated entities regularly borrow money from each other, which is unsecured and non-interest bearing. The balance due to these entities at March 31, 2011 and June 30, 2010 was $1,354,351 and $1,188,006, respectively.  The balance due from these entities at March 31, 2011 and June 30, 2010 was $68,718 and $57,307, respectively.

Note 4 - Subsequent Events

The Company has evaluated all other subsequent events through May 16, 2011, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statement

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to U.S. dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet, the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the nine months ended March 31, 2011, the effect of converting our financial results to U.S. Dollars added $169,536 to our accumulated other comprehensive income.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2011 and December 31, 2010:

	For the Three Months Ended September ,		Increase / (Decrease)
	2011	2010
Revenues	$3,244	$—	3,244

Cost of Sales	35,547	—	35,547

Gross Profit	(32,303)	—	32,303

Selling, General and Administrative Expenses	42,668	120,864	(78,196)

Profit (loss) from operations	(74,971)	(120,864)	45,893

Other Income (expenses)	(45)	(61)	(16)

Profit (loss) before provision for income taxes	(75,016)	(120,925)	45,909

Income taxes	-	30,231	(30,231)

Net Income (loss)	(75,016)	(90,694)	15,678

Total other income (expense)	87,869	(36)	87,905

Comprehensive Income (Loss)	$12,853	(90,730)	103,583

Revenues.  Revenues increased approximately $3,244 to $3,244 for the three months ended March 31, 2011 from nil for the same period in 2010.

Cost of Sales.  Our cost of sales increased approximately $35,547, to $35,547 for the three months ended March 31, 2011 from nil for the same period in 2010.  This increase was mainly due to sales increase.

Gross Profit (Loss).  Our gross profit (loss) decreased approximately $32,303 to $32,303 for the three months ended March 31, 2011 from a gross profit of nil for the same period in 2010.  This decrease was mainly due to an increase in cost of sales.

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses decreased approximately $78,196, or 65%, to $42,668 for the three months ended March 31, 2011 from $120,864 for the same period in 2010.  Such decrease was due to an increase in sales revenue.

Income (Loss) from Operations.  Income (loss) from operations increased approximately $45,893 or 38%, to $(74,971) for the three months ended March 31, 2011 from $(120,864) for the same period in 2010.  This increase was mainly due to an increase in sales revenue and decrease in selling, general and administrative expenses.

Other Income (expenses).  Other expenses decreased approximately $16, to $(45) for the three months ended March 31, 2011 from approximately $(61) for the same period in 2010.  The decrease was mainly due to a decrease of interest expense.

Income (Loss) Before Provision of Income Taxes.  Income before income taxes increased approximately $45,909, or 38%, to $(75,016) for the three months ended March 31, 2011 from $(120,925) for the same period in 2010.  This increase was mainly due to an increase in revenues and a decrease in operating expenses.

Income Taxes.  Income taxes decreased approximately $30,231, or 100%, to nil for the three months ended March 31, 2011.  No tax expense for the three months ended March 31, 2011 due to net loss.

Net Income (loss).  Net income increased approximately $15,678, or 17%, to $(75,016) for the three months ended March 31, 2010 from $(90,694) for the same period in 2010.  This decrease in profitability for the period ended March 31, 2011 was due to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Our operations to date have been funded primarily by capital contributions and short-term loans from our Chairman, Jianye Wang, which have been adequate to bring us to the point where we are prepared to commence full scale production.

RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended March 31, 2011 and March 31, 2010:

	For the Six Months Ended March		Increase / (Decrease)
	2011	2010
Revenues	$7,118	$3,577,545	(3,570,427)

Cost of Sales	107,148	3,260,149	(3,153,001)

Gross Profit	(100,030	317,396	(417,426)

Selling, General and Administrative Expenses	87,751	259,265	(171,514)

Income (loss) from operations	(187,781	58,131	(245,912)

Other Income (expenses)	44,781	81	44,700

Income (loss) before provision for income taxes	(143,000)	58,212	(201,212)

Income taxes	-	14,553	(14,553)

Net Income (loss)	(143,000)	43,659	(186,659)

Total other income (expense)	169,536	11,536	158,000

Comprehensive Income (Loss)	$26,536	55,195	(28,659)

Revenues.  Revenues decreased approximately $3,570,427, or 100%, to $7,118 for the nine months ended March 31, 2011 from $3,577,545 for the same period in 2010.

Cost of Sales.  Our cost of sales decreased approximately $3,153,001, or 97%, to $107,148 for the nine months ended March 31, 2011 from $3,260,149 for the same period in 2010.  This decrease was mainly due to sales decrease.

Gross Profit (Loss).  Our gross profit decreased approximately $417,426, or 132%, to a gross loss of $100,030 for the nine months ended March 31, 2011 from a gross profit of $317,396 for the same period in 2010.  This decrease was mainly due to a decrease in sale revenue and a percentage increase in cost of sales.

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses decreased approximately $171,514, or 66%, to $87,751 for the nine months ended March 31, 2011 from $259,265 for the same period in 2010.  Such decrease was due to an increase in sales revenue.

Income (Loss) from Operations.  Income from operations decreased approximately $245,912 or 423%, to $(187,781) for the nine months ended March 31, 2011 from $58,131 for the same period in 2010.  This decrease was mainly due to a decrease in sale revenue.

Other Income (Expenses).  Other income increased approximately $44,700, to $44,781 for the nine months ended March 31, 2011 from approximately $81 for the same period in 2010.  The increase was mainly due to an income of government grant.

Income (Loss) Before Provision of Income Taxes.  Income before income taxes decreased approximately $201,212, or 346%, to $(143,000) for the nine months ended March 31, 2011 from $58,212 for the same period in 2010.  This decrease was mainly due to an increase in revenues, an decrease in operating profits, and a decrease in operating expenses.

Income Taxes.  Income taxes decreased approximately $14,553, or 100%, to nil for the nine months ended March 31, 2011.  No tax expense for the nine months ended March 31, 2011 due to net loss.

Net Income (Loss).  Net income decreased approximately $186,659, or 428%, to $(143,000) for the nine months ended March 31, 2011 from $43,659 for the same period in 2010.  This decrease in profitability for the period ended March 31, 2011 was due to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Our operations to date have been funded primarily by capital contributions and short-term loans from our Chairman, Jianye Wang, which have been adequate to bring us to the point where we are prepared to commence full scale production.

For the nine months ended March 31, 2011, our operations in that period decreased our cash position by $121,741.

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These estimates were:

•
Our decision, indicated in the Consolidated Financial Statements, to record a provision of  $0 for uncollectible accounts, against total related accounts receivable of $40,721.  This decision was based on our relationship with the debtors and our knowledge of their capacity to repay the debts.

•
Our decision, described in Note 1 to the Consolidated Financial Statements, to record no provision for obsolete inventories.  This decision was based on fact that our inventory at March 31, 2011 amounted to less than two months’ sales and was primarily usable raw materials.

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
Date: May 16, 2011

By:	/s/ Haishen Fei
Name: Haishen Fei
Title: Chief Financial Officer and Director
(principal accounting officer)
Date: May 16, 2011